Form 10-Q
period 1996-06-30
WINTHROP RESOURCES CORP
filed 1996-08-14
CIK 886948

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition period from             to

       Commission file number 0-20123




                         WINTHROP RESOURCES CORPORATION
             (Exact name of Registrant as specified in its charter)

       MINNESOTA                                               41-1415469
(State of incorporation)                                   (I.R.S. Employer
                                                            Identification No.)

1015 OPUS CENTER, 9900 BREN ROAD EAST
MINNETONKA, MINNESOTA                                              55343
(Address of principal executive offices)                         (Zip code)


       Registrant's telephone number, including area code: (612) 936-0226


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of August 12, 1996, 8,599,800 shares of Common Stock of the Registrant, $0.01 par value, were outstanding.



                         WINTHROP RESOURCES CORPORATION
                                      Index

                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1996 ........   3
                  and December 31, 1995

                  Consolidated Statements of Earnings for the three months
                  and six months ended June 30, 1996 and 1995 ............   4

                  Consolidated Statement of Common Shareholders' Equity
                  for the six months ended June 30, 1996 .................   5

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1996 and 1995 ....................   6

                  Condensed Notes to Consolidated Financial Statements ...   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........  11


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................  14

         Item 2.  Changes in Securities ..................................  14

         Item 3.  Defaults Upon Senior Securities ........................  14

         Item 4.  Submission of Matters to a Vote of Security Holders ....  14

         Item 5.  Other Information ......................................  14

         Item 6.  Exhibits and Reports on Form 8-K .......................  14

SIGNATURES ...............................................................  16

EXHIBIT INDEX ............................................................  18



                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         WINTHROP RESOURCES CORPORATION

                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                           June 30,     December 31,
                                                                             1996           1995
                                                                        ------------    ------------
                                         ASSETS
       Cash and cash equivalents                                        $    519,525    $ 10,234,159
       Receivables:
         Trade accounts                                                    2,007,254       2,215,747
         Other receivables                                                   612,741         174,063
                                                                        ------------    ------------
           Total receivables                                               2,619,995       2,389,810
       Due from underwriters                                              41,672,500              --
       Investment in leasing operations:
         Direct financing and sales-type leases                          268,699,122     238,651,547
         Operating leases, less accumulated depreciation                   3,816,027       5,542,906
         Equipment installed on leases not yet commenced                  13,424,534      10,086,568
                                                                        ------------    ------------
           Total investment in leasing operations                        285,939,683     254,281,021
       Furniture and equipment, less accumulated
         depreciation of $629,114 and $528,985                               742,804         607,078
       Goodwill and other intangible assets, less accumulated              6,739,985         188,055
         amortization of $302,045 and $11,944
       Other assets                                                        1,433,340         244,854
                                                                        ------------    ------------
                                                                        $339,667,832    $267,944,977
                                                                        ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
       Trade accounts payable                                           $ 10,042,646       8,001,592
       Accrued liabilities                                                 6,994,404       3,735,546
       Income taxes payable                                                1,244,147       1,644,882
       Customer deposits                                                   2,751,715       2,017,070
       Rents received in advance                                           2,150,944       3,934,758
       Deferred income taxes                                              17,291,454      15,430,414
       Notes payable to banks                                             13,650,000            --
       Senior notes due 2003                                              28,750,000            --
       Discounted lease rentals                                          182,948,040     178,457,019
                                                                        ------------    ------------
           Total liabilities                                             265,823,350     213,221,281

       Preferred stock, $.01 par value.  Authorized 2,000,000
         shares; no shares issued and outstanding                                 --              --

       Common shareholders' equity:
         Common stock, $.01 par value. Authorized 15,000,000 shares;
           issued and outstanding 8,599,800 and 7,882,900 shares              85,998          78,829
         Additional paid-in capital                                       23,185,354       9,465,205
         Retained earnings                                                50,573,130      45,179,662
                                                                        ------------    ------------
           Total common shareholders' equity                              73,844,482      54,723,696
                                                                        ------------    ------------
                                                                        $339,667,832    $267,944,977
                                                                        ============    ============

          See accompanying notes to consolidated financial statements.



                         WINTHROP RESOURCES CORPORATION

                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                          June 30,                      June 30,
                                                --------------------------    --------------------------

                                                    1996          1995            1996           1995
                                                -----------    -----------    ------------   -----------
Revenues:
  Leasing                                       $24,324,804    $22,602,436    $39,824,587    $39,497,042
  Sales                                             679,992        374,590      1,157,517      1,244,404
  Other                                             107,345          6,396        179,283         54,178
                                                -----------    -----------    -----------    -----------
    Total revenues                               25,112,141     22,983,422     41,161,387     40,795,624
                                                -----------    -----------    -----------    -----------

Costs and expenses:
  Leasing                                        12,841,183     13,271,718     17,495,510     19,970,886
  Sales                                             282,092        259,869        541,429      1,050,659
  Selling, general and administrative             1,856,453      1,742,738      3,982,748      3,268,464
  Interest                                        3,926,339      3,098,048      7,504,001      6,462,649
  Other                                             171,374             --        290,101             --
                                                -----------    -----------    -----------    -----------

    Total costs and expenses                     19,077,441     18,372,373     29,813,789     30,752,658
                                                -----------    -----------    -----------    -----------

Earnings before income tax expense .              6,034,700      4,611,049     11,347,598     10,042,966

Provision for income tax expense                  2,474,300      1,844,400      4,652,600      4,017,200
                                                -----------    -----------    -----------    -----------

Net earnings                                    $ 3,560,400    $ 2,766,649    $ 6,694,998    $ 6,025,766
                                                ===========    ===========    ===========    ===========

Net earnings per common share                   $      0.45    $      0.35    $      0.85    $      0.76
                                                ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.



                         WINTHROP RESOURCES CORPORATION

              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)

                                             Common Stock             Additional
                                     ---------------------------       Paid-in         Retained
                                        Shares         Amount          Capital         Earnings          Total
                                     ------------    ------------    ------------    ------------    ------------
Balance,                                7,882,900    $     78,829    $  9,465,205    $ 45,179,662    $ 54,723,696
 December 31, 1995

Issuance of common                        750,000           7,500      13,718,250            --        13,725,750
shares in public
offering

Common shares issued upon exercise         10,000             100          53,650            --            53,750
of stock options

Repurchase and retirement of              (43,100)           (431)        (51,751)       (673,746)       (725,928)
common shares

Dividends declared                           --              --              --          (627,784)       (627,784)

Net earnings for the period                  --              --              --         6,694,998       6,694,998
                                        ---------    ------------    ------------    ------------    ------------
Balance,
 June 30, 1996                          8,599,800    $     85,998    $ 23,185,354    $ 50,573,130    $ 73,844,482
                                        =========    ============    ============    ============    ============


See accompanying notes to consolidated financial statements.



                         WINTHROP RESOURCES CORPORATION

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months
                                                                              Ended June 30,
                                                                       ----------------------------
                                                                           1996            1995
                                                                       ------------    ------------
Cash flows from operating activities:
Net earnings                                                           $  6,694,998    $  6,025,766
Adjustments to reconcile net earnings to net
cash provided by in operating activities:
     Leasing costs and interest expense on                               23,849,076      27,388,870
         discounted lease rentals
     Leasing revenue, primarily amortization of unearned income on      (11,627,575)    (10,767,391)
         sales-type and direct financing leases
     Deferred initial direct costs                                         (454,000)       (376,979)
     Deferred income taxes                                                1,861,040       1,606,880
     Amortization of goodwill and other intangible assets                   290,101            --
     Depreciation on furniture and equipment                                100,129          40,632
     Changes in operating assets and liabilities:
         Trade accounts and other receivables                              (153,160)        707,423
         Other assets                                                      (253,622)        113,251
         Accounts payable and accrued liabilities                         2,917,869      (1,389,265)
         Income taxes payable                                              (400,735)      1,055,817
         Customer deposits and rents received in advance                 (1,049,169)        296,886
                                                                       ------------    ------------
               Net cash provided by operating activities                 21,774,952      24,701,890
                                                                       ------------    ------------

Cash flows from investing activities:

     Purchase of equipment for leasing                                  (81,566,773)    (65,191,413)
     Purchase of furniture and equipment                                   (176,132)        (38,063)
     Acquisition, net of cash acquired                                   (4,805,855)             --
                                                                       ------------    ------------
               Net cash used in investing activities                    (86,548,760)    (65,229,476)
                                                                       ------------    ------------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                              44,502,421      47,860,927
     Early retirement of discounted lease rentals                        (1,870,790)     (9,822,277)
     Borrowings under lines of credit                                    24,818,000      14,000,000
     Repayment of borrowings under lines of credit                      (11,168,000)    (14,000,000)
     Proceeds from exercise of stock options                                 53,750            --
     Repurchase of common stock                                            (725,928)       (898,490)
     Dividends paid                                                        (550,279)       (399,082)
                                                                       ------------    ------------
              Net cash provided by financing activities                  55,059,174      36,741,078
                                                                       ------------    ------------
Net decrease in cash and cash equivalents                                (9,714,634)     (3,786,508)
Cash and cash equivalents, beginning of period                           10,234,159       6,860,747
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $    519,525    $  3,074,239
                                                                       ============    ============
Cash paid during the period for:
     Interest                                                          $     79,473    $    105,322
                                                                       ============    ============
     Income taxes                                                      $  3,195,686    $  1,354,503
                                                                       ============    ============


NONCASH INVESTING AND FINANCING ACTIVITIES:

Acqusition (see Note 2):

     The Company accrued a $2,000,000 liability in conjunction with the Capital Business Leasing, Inc. acquisition.

Equity and Debt Offering (see Notes 3 and 4):

     The Company completed an equity and debt offering totaling $42,475,750 on June 28, 1996 for which net cash proceeds of $41,672,500 were not received until July 3, 1996.



See accompanying notes to consolidated financial statements.





                         WINTHROP RESOURCES CORPORATION

              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The consolidated financial statements presented herein as of June 30, 1996 and 1995 and for the three and six month periods then ended reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain 1995 balances have been reclassified to conform to the 1996 presentation.


(2)      ACQUISITION

         On January 19, 1996, the Company acquired substantially all of the assets of Capital Business Leasing, Inc. ("Capital"), a Nevada corporation with its headquarters in Henderson, Nevada and a sales office in Knoxville, Tennessee. Capital was a small-ticket lease broker that served as a focal point or consolidator for a variety of unrelated brokers and vendors, and arranged for the financing of these lease transactions with other leasing companies. The Company is operating this wholesale lease business as it was previously conducted. Capital's assets, which included cash, furniture and equipment and other intangibles including goodwill, were acquired pursuant to an asset purchase agreement for $7,100,000. Under the terms of the agreement, the Company paid $5,100,000 on January 19, 1996 and is required to pay up to $2,000,000 on December 31, 1996, plus accrued interest thereon at a rate of six percent (6%) per annum.

         The acquisition has been accounted for as a purchase and the results of operations of Capital since the date of acquisition have been included in the Company's consolidated financial statements. The Company allocated $1,000,000 of the purchase price to other intangible assets and is amortizing such amount on a straight-line basis over five years. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $5,842,000 was recognized as goodwill and is being amortized on a straight-line basis over 15 years.


(3)      PUBLIC STOCK AND DEBT OFFERING

         Effective June 28, 1996, the Company completed a public offering of 1,500,000 shares of its Common Stock at $19.50 per share and $28,750,000 of 9.50% Senior Notes due 2003. Of the 1,500,000 shares offered, 750,000 shares were sold by the Company and 750,000 shares were sold by certain shareholders of the Company.


(4)      DUE FROM UNDERWRITERS

         The amount due from underwriters, $41,672,500, represents net proceeds due from the Company's underwriters at June 30, 1996 for the Company's public offering of common stock and senior notes which became effective June 28, 1996. The settlement date, at which time the Company's underwriters paid the balance in full, was July 3, 1996.


(5)      INVESTMENT IN LEASING OPERATIONS

         The components of the net investment in direct financing and sales-type leases as of June 30, 1996 were as follows:

          Minimum lease payments receivable, net of
           reserve for credit losses                            $288,699,666
          Estimated residual values                               24,347,498
          Initial direct costs                                     4,457,152
          Less unearned revenue on lease payments receivable     (44,564,927)
          Less unearned revenue on residuals                      (4,240,267)
                                                                ------------
          Net investment in direct financing and
           sales-type leases                                    $268,699,122
                                                                ============

         Unearned revenue is recorded as leasing revenue over the lease terms.

         Investment in operating lease assets included the following as of June 30, 1996:

              Operating lease assets                             $ 8,708,648
              Less accumulated depreciation and amortization      (4,892,621)
                                                                 -----------
              Net                                                $ 3,816,027
                                                                 ===========


(6)      DISCOUNTED LEASE RENTALS

         Discounted lease rentals as of June 30, 1996 consisted of the following:

              Nonrecourse borrowings                             $182,550,248
              Recourse borrowings                                     397,792
                                                                 ------------
              Total discounted lease rentals                     $182,948,040
                                                                 ============


(7)      NOTES PAYABLE TO BANKS

         At June 30, 1996, the Company had lines of credit totalling $23,000,000 available from two banks. The interest rates are charged at one bank's prime rate, or, at the Company's option, at a rate determined by a specified alternative-rate calculation, and at 25 basis points over the other bank's prime rate. These agreements expire in July 1997 and June 1997, respectively. All borrowings under these agreements are secured by specific leases and the underlying equipment. At June 30, 1996, $13,650,000 was outstanding under these lines of credit.


(8)      SENIOR NOTES DUE 2003

         At June 30, 1996, the Company had $28,750,000 in aggregate principal amount of 9.5% Senior Notes due July 1, 2003 (the "Notes"). The Notes, issued in the Company's public offering of common stock and senior notes on June 28, 1996, are general unsecured senior obligations of the Company ranking pari passu with all other existing and future unsecured and unsubordinated obligations of the Company. Interest is payable monthly. The Notes may not be redeemed prior to July 1, 2001, after which the Notes may be redeemed in whole or in part, at the Company's option.

(9)      INCOME TAXES

         Income tax expense for the three months ended June 30, 1996 consisted of current and deferred tax expense of $1,484,580 and $989,720, respectively. For the six month period ended June 30, 1996, current and deferred income tax expenses were $2,791,560 and $1,861,040, respectively.

(10)     EARNINGS PER SHARE

         Earnings per share are computed on the weighted average number of common shares outstanding of 7,874,525 and 7,873,025 for the three and six month periods ended June 30, 1996, respectively. For each of the comparable periods in 1995, the weighted average number of common shares outstanding was 7,912,493 and 7,932,725, respectively. Common equivalent shares are excluded from the weighted average number of common shares as the dilutive effect is less than 3%.



                         WINTHROP RESOURCES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Net earnings for the three months ended June 30, 1996 were $3,560,000, or $0.45 per share, as compared to $2,767,000, or $0.35 per share, for the corresponding period in 1995. For the six month period ended June 30, 1996, net earnings were $6,695,000, or $0.85 per share, compared to $6,026,000, or $0.76 per share, during the comparable 1995 period. At June 30, 1996, the Company's net investment in leasing operations was $285,940,000, up from $254,281,000 at December 31, 1995, an increase of 12.5%.

         Total revenues of $25,112,000 and $41,161,000 for the three and six month periods ended June 30, 1996 were up 9.3% and 1.0% from $22,983,000 and $40,796,000 in the comparable periods in 1995. Leasing revenues accounted for 96.7% and 96.8% of total revenues for the three and six month periods ended June 30, 1996, respectively, and 98.3% and 96.8% for the corresponding 1995 periods. The quarter-to-quarter fluctuations in total revenues, leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles. Total leasing revenues for the three and six months ended June 30, 1996 also include approximately $1,984,000 and $4,069,000, respectively, of commissions generated from the financing of lease transactions which were placed by the Company's wholesale lease business acquired on January 19, 1996. For additional information relating to the acquisition, see Note 2 to the Company's financial statements included in this Quarterly Report on Form 10-Q.

         Total leasing costs as a percentage of leasing revenues were 52.8% and 43.9% for the three and six month periods ended June 30, 1996, respectively. Total leasing costs for the three and six months ended June 30, 1996 include approximately $1,238,000 and $2,592,000, respectively, of commissions paid to third-party brokers for the origination of lease transactions for the Company's wholesale lease business. During the corresponding 1995 periods, total leasing costs were 58.7% and 50.6% of leasing revenues. The decrease in leasing costs as a percentage of leasing revenues primarily reflects the influence of the relative size and lease classification of transactions for the respective periods.

         Selling, general and administrative expenses increased $114,000 (6.5%) in the second quarter of 1996 over 1995, and increased $714,000 (21.9%) during the six month period ended June 30, 1996 over the corresponding 1995 period, primarily as a result of increased employment costs and general operating expenses. Employment costs increased primarily as a result of the addition of personnel since the commencement of operations in July 1995 of WINR Business Credit and the acquisition of the wholesale lease broker business, as well as overall company expansion. At June 30, 1996 the Company had a total of 89 full-time employees compared to 50 full-time employees at June 30, 1995. General operating expenses have increased due to the growth of the Company, through the formation of WINR Business Credit and the wholesale lease broker business acquisition, as well as the expansion of sales offices.

         Interest expense increased $828,000 (26.7%) and $1,041,000 (16.1%)
during the three and six month periods ended June 30, 1996 over the corresponding 1995 periods. These increases were primarily the result of higher average borrowings during the current periods as compared with the corresponding 1995 periods.

         Income tax expense as a percentage of earnings before income tax was approximately 41% for the three and six month periods ended June 30, 1996, and approximately 40% for both of the comparable 1995 periods. The actual income tax paid varies depending on many factors, including the alternative minimum tax rate, various state tax laws, timing differences due to accelerated tax depreciation rules and a variety of other tax considerations.

         As a result of the foregoing factors, net earnings increased by $794,000 (28.7%) and $669,000 (11.1%) for the three and six month periods ended June 30, 1996 as compared with the corresponding 1995 periods.


FINANCIAL CONDITION AND LIQUIDITY

         The funds necessary to support the Company's leasing activities have been provided primarily from operations, discounted lease financing and, to a lesser extent and only on an interim basis, bank borrowings under lines of credit. The extent to which the Company employs these lines is dependent upon available funds and the volume of its lease and sales transactions. At June 30, 1996, $13,650,000 was outstanding under these credit lines.

         Generally, upon commencement of a lease, the Company assigns the lease payment stream to a financial institution and the proceeds are used to reduce the lines of credit. The Company generally funds its equity investments in leased equipment with internally generated funds.

         The Company uses internally generated funds or its bridge lines of credit to finance short-term requirements. At the request of the Company and with the consent of First Bank National Association, the commitment to provide a bridge credit line was extended from July 1996 to July 1997. Terms and conditions were amended on June 28, 1996 pursuant to a discretionary revolving credit note. See "Part II. Other Information -- Item 6. Exhibits and Reports on Form 8-K" appearing elsewhere in this Quarterly Report on Form 10-Q. The Company also extended the commitment by Norwest Equipment Finance, Inc. to provide a bridge credit line from June 1996 to June 1997. Terms and conditions were amended on June 28, 1996 pursuant to a letter agreement included under "Part II. Other Information -- Item 6. Exhibits and Reports on Form 8-K" appearing elsewhere in this Quarterly Report on Form 10-Q.

         At June 30, 1996, the Company had discounted lease rentals outstanding of $182,948,000 of which 99.8% were nonrecourse. At December 31, 1995, the Company had discounted lease rentals outstanding of $178,457,000 of which 99.3% were nonrecourse. The increase in discounted lease rentals for the six months ended June 30, 1996 is due primarily to an increased number of permanent financings that resulted from the increase in business volume in 1996 over 1995. The Company depends on discounted lease financing to provide funds for its operations at rates that reflect prevailing market interest rates and the credit standing of its customers. Based on the Company's experience in the leasing industry, its strong financial history and its long-standing relationships with certain financial institutions, the Company believes that discounted lease financing will continue to be available at competitive rates of interest.

         The primary use of cash for the six-month period ended June 30, 1996 has been the purchase of equipment for leasing which totalled approximately $81,567,000.

         On January 19, 1996, the Company made a $5,100,000 cash payment pursuant to an asset purchase agreement (the "Agreement") for the purchase of substantially all the assets of Capital Business Leasing, Inc. Under the terms of the Agreement, on December 31, 1996 the Company is required to make a final payment of up to $2,000,000, plus accrued interest thereon at a rate of six percent (6%) per annum.

         There can be fluctuations in cash flow from period to period due to the timing of payments by customers and timing of permanent financing. The Company's current financial resources, estimated cash flow from operations together with the net proceeds from the Company's public offering of Common Stock and 9.5% Senior Notes due 2003, see "Part II. Other Information --
Item 5. Other Information" appearing elsewhere in this Quarterly Report on Form 10-Q, are expected to be adequate to fund the Company's operations and its present expansion plans.

         Inflation has not been a significant factor in the Company's operations.



                           PART II. OTHER INFORMATION

                         WINTHROP RESOURCES CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable.
         (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On June 28, 1996, the Company completed a secondary public stock offering of 1,500,000 shares of Common Stock at $19.50 per share and $28,750,000 of 9.50% Senior Notes due 2003. Of the 1,500,000 shares offered, 750,000 were sold by the Company and 750,000 shares were sold by certain shareholders. The net proceeds from this offering received by the Company on July 3, 1996 were $41,672,500 and were used for repayment in full of amounts outstanding under the Company's bridge lines of credit, for purchases of equipment for lease to customers, for expansion of operations and for working capital and general corporate purposes.

         On July 25, 1996, the Company's Board of Directors declared a dividend of four cents ($.04) per share of Common Stock, payable October 1, 1996 to shareholders of record September 16, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         10.1   Discretionary Revolving Credit Note dated June 28, 1996
                between the Company and First Bank National Association.     19

         10.2   Letter of agreement dated June 28, 1996 between the Company
                and Norwest Equipment Finance, Inc.                          25

         11     Statement Regarding Computation of Per Share Earnings.       27

         27     Financial Data Schedule                                      28

         (b)  Reports on Form 8-K

         The Registrant was not required to file any reports on Form 8-K for the three months ended June 30, 1996.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINTHROP RESOURCES CORPORATION


Date:  August 12, 1996                 By: /s/ John L. Morgan
                                          John L. Morgan
                                          President and Chief Executive
                                          Officer (Principal Executive
                                          Officer) and Director



                                          /s/ Kirk A. MacKenzie
                                          Kirk A. MacKenzie
                                          Executive Vice President, Treasurer,
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer) and
                                          Director





                                  Exhibit Index


       EXHIBIT    DESCRIPTION                                              PAGE
       -------    -----------                                              ----
         10.1     Discretionary Revolving Credit Note dated June 28,
                  1996 between the Company and First Bank National
                  Association                                               19

         10.2     Letter of agreement dated June 28, 1996 between the
                  Company and Norwest Equipment Finance, Inc.               25

         11       Statement Regarding Computation of Per Share Earnings     27

         27       Financial Data Schedules                                  28