Form 10-Q
period 1996-09-30
WINTHROP RESOURCES CORP
filed 1996-11-12
CIK 886948

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ____________ to ___________

Commission file number  0-20123


                          --------------------------


                        WINTHROP RESOURCES CORPORATION
           (Exact name of Registrant as specified in its charter)

            MINNESOTA                                41-1415469
     (State of incorporation)                     (I.R.S. Employer
                                                  Identification No.)

1015 OPUS CENTER, 9900 BREN ROAD EAST
MINNETONKA, MINNESOTA                                       55343
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code: (612) 936-0226

                          --------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.01 per share

                          --------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

     As of November 6, 1996, 8,600,300 shares of Common Stock of the Registrant, $0.01 par value, were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         WINTHROP RESOURCES CORPORATION
                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Balance Sheets as of September 30, 1996
          and December 31, 1995 ..........................................  3

          Consolidated Statements of Earnings for the three months
          and nine months ended September 30, 1996 and 1995 ..............  4

          Consolidated Statement of Common Shareholders' Equity
          for the nine months ended September 30, 1996 ...................  5

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1995 ..............................  6

          Condensed Notes to Consolidated Financial Statements ...........  7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 10

PART II.  OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS .............................................. 14

  Item 2. CHANGES IN SECURITIES .......................................... 14

  Item 3. DEFAULTS UPON SENIOR SECURITIES ................................ 14

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 14

  Item 5. OTHER INFORMATION .............................................. 14

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K ............................... 14

SIGNATURES ............................................................... 15

EXHIBIT INDEX ............................................................ 16

                        PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

                       WINTHROP RESOURCES CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1996            1995
                                                                -------------   -------------
                                        ASSETS
Cash and cash equivalents ..................................... $   2,294,138   $  10,234,159
Receivables:
  Trade accounts ..............................................     3,899,165       2,215,747
  Other receivables ...........................................       215,682         174,063
                                                                -------------   -------------
      Total receivables .......................................     4,114,847       2,389,810
Investment in leasing operations:
  Direct financing and sales-type leases ......................   282,063,971     238,651,547
  Operating leases, less accumulated depreciation .............     3,180,428       5,542,906
  Equipment installed on leases not yet commenced .............    18,740,018      10,086,568
                                                                -------------   -------------
      Total investment in leasing operations ..................   303,984,417     254,281,021
Furniture and equipment, less accumulated depreciation
  and amortization of $683,980 and $528,985 ...................       970,007         607,078

Goodwill and other intangible assets, less accumulated
  amortization of $461,357 and $11,944 ........................     6,580,674         188,055
Other assets ..................................................     1,271,684         244,854
                                                                -------------   -------------
                                                                $ 319,215,767   $ 267,944,977
                                                                -------------   -------------
                                                                -------------   -------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable ........................................ $   4,535,242   $   8,001,592
Accrued liabilities ...........................................     7,656,174       3,735,546
Income taxes payable ..........................................     2,151,470       1,644,882
Customer deposits .............................................     3,414,572       2,017,070
Rents received in advance .....................................     3,237,774       3,934,758
Deferred income taxes .........................................    18,278,814      15,430,414
Senior notes due 2003 .........................................    28,750,000           ---
Discounted lease rentals ......................................   174,133,804     178,457,019
                                                                -------------   -------------
      Total liabilities........................................   242,157,850     213,221,281

Preferred stock, $.01 par value.  Authorized 2,000,000
  shares; no shares issued and outstanding ....................         ---             ---

Common shareholders' equity:
  Common stock, $.01 par value.  Authorized 15,000,000 shares;
    issued and outstanding 8,600,300 and 7,882,900 shares......        86,003          78,829
  Additional paid-in capital...................................    23,190,695       9,465,205
  Retained earnings............................................    53,781,219      45,179,662
                                                                -------------   -------------
          Total common shareholders' equity....................    77,057,917      54,723,696
                                                                -------------   -------------
                                                                $ 319,215,767   $ 267,944,977
                                                                -------------   -------------
                                                                -------------   -------------


         See accompanying notes to consolidated financial statements.

                       WINTHROP RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                  SEPTEMBER 30
                                              --------------------------    --------------------------
                                                  1996           1995           1996           1995
                                              -----------    -----------    -----------    -----------
Revenues:
  Leasing.................................    $15,063,272    $11,863,549    $54,887,859    $51,360,591
  Sales...................................        453,298        303,726      1,610,815      1,548,130
  Other...................................        130,168         27,797        309,450         81,975
                                              -----------    -----------    -----------    -----------
    Total revenues........................     15,646,738     12,195,072     56,808,124     52,990,696
                                              -----------    -----------    -----------    -----------
Costs and expenses:
  Leasing.................................      3,101,475      2,863,332     20,596,984     22,834,218
  Sales...................................        373,163        143,956        914,592      1,194,615
  Selling, general and administrative.....      2,099,580      1,237,587      6,082,328      4,506,051
  Interest................................      3,892,707      3,469,157     11,396,709      9,931,806
  Other...................................        159,312            ---        449,412        ---
                                              -----------    -----------    -----------    -----------
    Total costs and expenses..............      9,626,237      7,714,032     39,440,025     38,466,690
                                              -----------    -----------    -----------    -----------

Earnings before income tax expense........      6,020,501      4,481,040     17,368,099     14,524,006

Provision for income tax expense..........      2,468,400      1,792,400      7,121,000      5,809,600
                                              -----------    -----------    -----------    -----------
Net earnings..............................    $ 3,552,101    $ 2,688,640    $10,247,099    $ 8,714,406
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------
Net earnings per common and
 common equivalent share..................    $      0.40    $      0.34    $      1.25    $      1.10
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------


        See accompanying notes to consolidated financial statements.

                         WINTHROP RESOURCES CORPORATION

              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                COMMON STOCK           ADDITIONAL
                                          ------------------------       PAID-IN       RETAINED
                                            SHARES          AMOUNT       CAPITAL       EARNINGS       TOTAL
                                          ---------        -------     ----------    -----------    -----------
BALANCE,
 DECEMBER 31, 1995.....................   7,882,900        $78,829     $9,465,205    $45,179,662    $54,723,696
Issuance of common
shares in public offering..............     750,000          7,500     13,718,250            ---     13,725,750

Common shares issued upon
exercise of stock options..............      10,500            105         58,991            ---         59,096

Repurchase and retirement of
common shares..........................     (43,100)          (431)       (51,751)      (673,746)      (725,928)

Dividends declared.....................         ---            ---            ---       (971,796)      (971,796)

Net earnings for the period............         ---            ---            ---     10,247,099     10,247,099
                                          ---------        -------     ----------    -----------    -----------
BALANCE,
 SEPTEMBER 30, 1996....................   8,600,300        $86,003    $23,190,695    $53,781,219    $77,057,917
                                          ---------        -------     ----------    -----------    -----------
                                          ---------        -------     ----------    -----------    -----------


        See accompanying notes to consolidated financial statements.

                        WINTHROP RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30
                                                              ----------------------------
                                                                   1996           1995
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................. $  10,247,099   $  8,714,406
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Leasing costs and interest expense
         on discounted lease rentals.........................    29,645,840     33,871,657
     Leasing revenue, primarily amortization of unearned
         income on sales-type and direct financing leases....   (11,572,687)   (13,383,392)
     Deferred initial direct costs...........................    (1,042,399)      (484,704)
     Deferred income taxes...................................     2,848,400      2,323,840
     Amortization of goodwill and other intangible assets....       449,412        ---
     Depreciation on furniture and equipment.................       154,995         60,639
     Changes in operating assets and liabilities:
          Trade accounts and other receivables...............    (1,725,037)       260,230
          Other assets.......................................    (1,019,262)       101,603
          Accounts payable and accrued liabilities...........    (1,749,146)    (2,761,701)
          Income taxes payable...............................       506,588        100,274
          Customer deposits and rents received in advance....       700,518        936,358
                                                              -------------   ------------
               Net cash provided by operating activities.....    27,444,321     29,739,210
                                                              -------------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment for leasing.......................  (125,129,030)   (93,775,531)
     Purchase of furniture and equipment.....................      (465,770)      (186,932)
     Acquisition, net of cash acquired.......................    (4,805,855)       ---
                                                              -------------   ------------
               Net cash used in investing activities.........  (130,400,655)   (93,962,463)
                                                              -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from discounted lease rentals..................    58,949,454     70,808,826
     Early retirement of discounted lease rentals............    (4,877,788)   (10,232,042)
     Borrowings under lines of credit........................    27,268,000     15,300,000
     Repayment of borrowings under lines of credit...........   (27,268,000)   (15,300,000)
     Proceeds from issuance of common stock..................    13,725,750       ---
     Proceeds from issuance of senior notes..................    28,750,000       ---
     Proceeds from exercise of stock options.................        59,096       ---
     Repurchase of common stock..............................      (725,928)    (1,069,740)
     Dividends paid..........................................      (864,271)      (636,109)
                                                              -------------   ------------
               Net cash provided by financing activities.....    95,016,313     58,870,935
                                                              -------------   ------------
Net decrease in cash and cash equivalents....................    (7,940,021)    (5,352,318)

Cash and cash equivalents, beginning of period...............    10,234,159      6,860,747
                                                              -------------   ------------
Cash and cash equivalents, end of period..................... $   2,294,138   $  1,508,429
                                                              -------------   ------------
                                                              -------------   ------------
Cash paid during the period for:
     Interest................................................ $     746,063   $    119,634
                                                              -------------   ------------
                                                              -------------   ------------
     Income taxes............................................ $   3,769,403   $  3,385,486
                                                              -------------   ------------
                                                              -------------   ------------

NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition (see Note 2):

     The company accrued a $2,000,000 liability in conjunction with the Capital Business Leasing, Inc. acquisition.

         See accompanying notes to consolidated financial statements.

                       WINTHROP RESOURCES CORPORATION

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.
These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The financial statements presented herein as of September 30, 1996 and 1995 and for the three and nine month periods then ended reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain 1995 balances have been reclassified to conform to the 1996 presentation.


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


(4)  INVESTMENT IN LEASING OPERATIONS

     The components of the net investment in direct financing and sales-type leases as of September 30, 1996 were as follows:

      Minimum lease payments receivable, net of
       reserve for credit losses...................................    $300,057,882
      Estimated residual values....................................      25,352,867
      Initial direct costs.........................................       5,111,052
      Less unearned revenue on lease payments receivable...........     (44,075,385)
      Less unearned revenue on residuals...........................      (4,382,445)
                                                                       -------------
      Net investment in direct financing and sales-type leases.....    $282,063,971
                                                                       -------------
                                                                       -------------

     Unearned revenue is recorded as leasing revenue over the lease terms.

     Investment in operating lease assets included the following as of September 30, 1996:

      Operating lease assets.....................................   $ 8,524,664
      Less accumulated depreciation and amortization.............    (5,344,236)
                                                                    -----------
      Net investment in operating leases.........................   $ 3,180,428
                                                                    -----------
                                                                    -----------

(5)  DISCOUNTED LEASE RENTALS

     Discounted lease rentals as of September 30, 1996 consisted of the following:

      Nonrecourse borrowings.....................................   $173,838,288
      Recourse borrowings........................................        295,516
                                                                    ------------
      Total discounted lease rentals.............................   $174,133,804
                                                                    ------------
                                                                    ------------

(6)  NOTES PAYABLE TO BANKS


     At September 30, 1996, the Company had lines of credit totaling $23,000,000 available from two banks. The interest rates are charged at one bank's prime rate, or, at the Company's option, at a rate determined by a specified alternative-rate calculation, and at 25 basis points over the other bank's prime rate. These agreements expire in July 1997 and June 1997, respectively. All borrowings under these agreements are secured by specific leases and the underlying equipment. At September 30, 1996, no amounts were outstanding under these lines of credit.


(7)  SENIOR NOTES DUE 2003

     At September 30, 1996, the Company had outstanding $28,750,000 in aggregate principal amount of 9.5% Senior Notes due July 1, 2003. The 9.5% Senior Notes, issued in the Company's June 1996 public offering of common stock and 9.5% Senior Notes, are general unsecured senior obligations of the Company ranking PARI PASSU with all other existing and future unsecured and unsubordinated obligations of the Company. Interest is payable monthly. The 9.5% Senior Notes may not be redeemed prior to July 1, 2001, after which the notes may be redeemed in whole or in part, at the Company's option.


(8)  INCOME TAXES

     Income tax expense for the three months ended September 30, 1996 consisted of current and deferred tax expense of $1,481,040 and $987,360, respectively. For the nine month period ended September 30, 1996, current and deferred income tax expense was $4,272,600 and $2,848,400, respectively.


(9)  EARNINGS PER SHARE

     Earnings per share are computed on the weighted average number of common and common equivalent shares (stock options) outstanding of 8,845,339 and 8,197,130 for the three and nine month periods ended September 30, 1996. For each of the comparable periods in 1995, the weighted average number of common shares outstanding was 7,899,052 and 7,921,377, respectively. For the 1995 periods common equivalent shares were excluded from the weighted average number of common shares as the dilutive effect was less than 3%.

                        WINTHROP RESOURCES CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net earnings for the three months ended September 30, 1996 were $3,552,000, or $0.40 per share, as compared to $2,689,000, or $0.34 per share, for the corresponding period in 1995. For the nine month period ended September 30, 1996, net earnings were $10,247,000, or $1.25 per share, compared to $8,714,000, or $1.10 per share, during the comparable 1995 period. Due to recent strong performance of the Company's stock, the calculation of weighted average shares outstanding for the three months ended September 30, 1996 included 245,000 common equivalent shares from the assumed exercise of outstanding stock options, which resulted in a $.01 dilution of earnings per share. In each of the previous reporting periods common equivalent shares resulted in less than 3% dilution and were therefore excluded from the calculation of weighted average common shares outstanding. In addition, current year periods also reflect the issuance of 750,000 common shares in the Company's public offering of Common Stock and 9.5% Senior Notes in June 1996. At September 30, 1996, the Company's net investment in leasing operations was $303,984,000, as compared to $285,940,000 at June 30, 1996 and $254,281,000 at December 31, 1995. This
represents increases of 6.3% and 19.5% for the three and nine month periods, respectively.

     Total revenues of $15,647,000 and $56,808,000 for the three and nine month periods ended September 30, 1996 were up 28.3% and 7.2% over $12,195,000 and $52,991,000 in the comparable periods in 1995. Leasing revenues accounted for 96.3% and 96.6% of total revenues for the three and nine month periods ended September 30, 1996, respectively, and 97.3% and 96.9% for the corresponding 1995 periods. The quarter-to-quarter fluctuations in total revenues, leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles. Total leasing revenues for the three and nine months ended September 30, 1996 also include approximately $1,653,000 and $5,721,000, respectively, of commissions generated from the financing of lease transactions which were placed by the Company's wholesale lease business acquired on January 19, 1996. For additional information relating to the acquisition, see Note 2 to the Company's financial statements included in this Quarterly Report on Form 10-Q.

     Total leasing costs as a percentage of leasing revenue were 20.6% and 37.5% for the three and nine month periods ended September 30, 1996, respectively. Total leasing costs for the three and nine months ended September 30, 1996 include approximately $982,000 and $3,573,000, respectively, of commissions paid to third-party brokers for the origination of lease transactions for the Company's wholesale lease business. During the corresponding 1995 periods, total leasing costs were 24.1% and 44.5% of leasing revenue. The decrease in leasing costs as a percentage of leasing revenues primarily reflects the influence of the relative size and lease classification of transactions for the respective periods.

     Selling, general and administrative expenses increased $862,000 (69.7%) in the third quarter of 1996 over the third quarter of 1995, and increased $1,576,000 (35.0%) during the nine month period ended September 30, 1996 over the corresponding 1995 period. The increases during the 1996 periods are primarily due to increased employment costs and general operating expenses. Employment costs increased primarily as a result of the addition of personnel since the commencement of operations in July 1995 of WINR Business Credit and the acquisition of the wholesale lease broker business, as well as overall company expansion. At September 30, 1996 the Company had a total of 95 full-time employees compared to 52 full-time employees at September 30, 1995. General operating expenses have increased due to the growth of the Company, through the formation of WINR Business Credit and the wholesale lease broker business acquisition, as well as the expansion of sales offices.

     Interest expense increased $424,000 (12.2%) and $1,465,000 (14.7%) during the three and nine month periods ended September 30, 1996, respectively, over the corresponding 1995 periods. These increases were primarily the result of interest expense on the Company's 9.5% Senior Notes issued in the Company's public offering of Common Stock and 9.5% Senior Notes in June 1996 and higher average borrowings during the current periods as compared with the corresponding 1995 periods, reduced by the increased capitalization of interest expense associated with the interim financing of equipment installed on leases not yet commenced.

     Income tax expense as a percentage of earnings before income tax was approximately 41% for the three and nine month periods ended September 30, 1996, and approximately 40% for both of the comparable 1995 periods. The actual income tax paid varies depending on many factors, including the alternative minimum tax rate, various state tax laws, timing differences due to accelerated tax depreciation rules and a variety of other tax considerations.

     As a result of the foregoing factors, net earnings increased $863,000 (32.1%) and $1,533,000 (17.6%) for the three and nine month periods ended September 30, 1996, respectively, as compared with the corresponding 1995 periods.

FINANCIAL CONDITION AND LIQUIDITY

     The funds necessary to support the Company's leasing activities have been provided primarily from operations, discounted lease financing, the Company's June 1996 public offering of Common Stock and 9.5% Senior Notes and, to a lesser extent and only on an interim basis, bank borrowings under lines of credit. The extent to which the Company employs these lines is dependent upon available funds and the volume of its lease and sales transactions. At September 30, 1996, no amounts were outstanding under these credit lines.

     Generally, upon commencement of a lease, the Company assigns the lease payment stream to a financial institution and the proceeds are used to reduce the lines of credit. The Company generally funds its equity investments in leased equipment with internally generated funds.

     At September 30, 1996, the Company had discounted lease rentals outstanding of $174,134,000, of which 99.8% were nonrecourse. At December 31, 1995, the Company had discounted lease rentals outstanding of $178,457,000 of which 99.3% were nonrecourse. The decrease in discounted lease rentals for the nine months ended September 30, 1996 is due primarily to amortization of previously discounted lease rentals exceeding the amounts received from discounting of new leases and the availability of funds from the aforementioned offering of common stock and 9.5% Senior Notes. The Company depends on discounted lease financing to provide funds for its operations at rates that reflect prevailing market interest rates and the credit standing of its customers. Based on the Company's experience in the leasing industry, its strong financial history and its long-standing relationships with certain financial institutions, the Company believes that discounted lease financing will continue to be available at competitive interest rates.

     The primary use of cash for the nine-month period ended September 30, 1996 has been the purchase of equipment for leasing, which totaled approximately $125,129,000.

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

     There can be fluctuations in cash flow from period to period due to the timing of payments by customers and timing of permanent financing. The Company's current financial resources, estimated cash flow from operations together with the net proceeds from the Company's public offering of Common Stock and 9.5% Senior Notes are expected to be adequate to fund the Company's operations and its present expansion plans.

     Inflation has not been a significant factor in the Company's operations.

NOTE ON FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                            PART II.  OTHER INFORMATION

                         WINTHROP RESOURCES CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable.
     (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     On November 6, 1996 the Company's Board of Directors declared a dividend of four cents per share of Common Stock, payable January 2, 1997 to shareholders of record December 16, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.1    Restated Articles of Incorporation of the Company

                 Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed April 24, 1992 (File No. 33-47435).

          3.2    Restated Bylaws of the Company

                 Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 filed March 19, 1993 (File No. 33-59808).

          4.1    Form of Indenture relating to the Notes, including Form of Note

                 Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-2 filed May 24, 1996 (File No. 33-04539).

          11     Statement Regarding Computation of Per Share Earnings.

          27     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     The Registrant was not required to file any reports on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WINTHROP RESOURCES CORPORATION


Date:  November 14, 1996             By: /s/ John L. Morgan
                                         -----------------------------------
                                         John L. Morgan
                                         President and Chief Executive
                                         Officer (Principal Executive
                                         Officer) and Director



                                         /s/ Kirk A. MacKenzie
                                         -----------------------------------
                                         Kirk A. MacKenzie
                                         Executive Vice President, Treasurer,
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer) and
                                         Director

                                  EXHIBIT INDEX


     EXHIBIT   DESCRIPTION                                 PAGE
     -------   -----------                                 ----

       11      Statement Regarding Computation of
               Per Share Earnings                           17

       27      Financial Data Schedule                      18