Form 10-K405
period 1996-12-31
WINTHROP RESOURCES CORP
filed 1997-03-31
CIK 886948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended:                        Commission file Number:
        December 31, 1996                                      0-20123

                        --------------------------------

                         WINTHROP RESOURCES CORPORATION
             (Exact name of Registrant as specified in its charter)

          MINNESOTA                                        41-1415469
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1015 OPUS CENTER, 9900 BREN ROAD EAST
MINNETONKA, MINNESOTA                                         55343
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code: (612) 936-0226

                         -------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                         -------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1997, 8,600,300 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq), excluding shares owned beneficially by executive officers and directors, was approximately $143,200,000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1.        BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Winthrop Resources Corporation (the "Company") is engaged in the business of providing non-cancelable leases for high-technology and business-essential equipment to both large organizations and smaller, growing companies. The Company's lease products are marketed nationally through its principal office in the Twin Cities and six other offices in the United States. To differentiate itself from its competitors in the leasing industry, the Company offers innovative lease products and concentrates on building long-term, relationship-based associations with its customers.

     Since its founding in 1982, the Company's focus has been primarily on the Value Added Lease. These lease transactions generally have terms from two to five years and are with large organizations (generally corporations with revenue of $50,000,000 or more). Such transactions typically range from $250,000 to $20,000,000 and cover high-technology equipment, including computers, telecommunications equipment, point-of-sale systems and other business-essential equipment. The leases are creative and flexible in structure to accommodate equipment additions and upgrades to meet customers' changing needs. Value Added Leases are retained in the Company's portfolio.

     Responding to the expanding technological needs of increasing numbers of small, growing businesses, the Company added the Small Ticket Lease to its product portfolio in 1995. Small ticket leases are typically less than $250,000, have lease terms of between two and five years and cover business-essential equipment, including computers, telecommunications equipment and production equipment. In July 1995 the Company formed a wholly-owned subsidiary (since merged into the Company in December 1996) to market its Small Ticket Lease. Small ticket leases, marketed under the trade name of WINR Business Credit, continue to provide significant additional growth to the Company's portfolio.

     With the addition of the Small Ticket Lease, the Company has also developed the Enterprise Lease which is designed to meet the needs of large corporations with influence over multiple business entities, such as franchisor-franchisee relationships. The Enterprise Lease integrates the Value Added Lease and the Small Ticket Lease for organizations in need of enterprise-wide equipment and systems solutions.

     The Company added the Wholesale Lease to its product portfolio in January 1996 through the acquisition of the assets of Capital Business Leasing, Inc., an equipment lease broker that, for a fee, arranges lease financings with other leasing companies for a variety of unrelated brokers and vendors. The Wholesale Lease is generally sold to an outside funding source and does not become part of the Company's lease portfolio.

     In February 1997 the Company and TCF Financial Corporation (TCF) announced the signing of an Agreement and Plan of Reorganization dated February 28, 1997, pursuant to which a newly-formed wholly-owned subsidiary of TCF will be merged with and into the Company, with the Company remaining as a wholly-owned subsidiary of TCF initially and then becoming a wholly-owned subsidiary of TCF National Bank Minnesota. See Note 12 of the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of this transaction.

     The Company is a Minnesota corporation founded in 1982 by Kirk A. MacKenzie, John L. Morgan and Jack A. Norqual, each of whom had significant prior experience in the leasing industry. The Company's corporate offices are located at 1015 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343 and its telephone number is (612) 936-0226.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

     Since its inception, the Company's revenues, operating profits and assets have been attributable to the single industry segment of leasing high-technology and other business-essential equipment.

     The Company's business is not seasonal; however, quarter-to-quarter results from operations can vary significantly.

INDUSTRY

     The high-technology equipment industry has been characterized by rapid and continuous advancements permitting broadened user applications and reductions in processing costs. The introduction of new equipment generally does not cause existing equipment to become obsolete but usually does cause the market value of existing equipment to decrease to reflect the improved performance per dollar cost of the newer equipment. Users frequently replace equipment as their existing equipment becomes inappropriate for their needs or as increased data processing capacity is required, creating a sizable secondary market in used equipment.

     Generally high-technology equipment, such as data processing equipment, does not suffer from material physical deterioration if properly maintained. The Company's leased equipment is kept under continual maintenance obtained directly from the manufacturer or, in some cases, other service organizations. The economic life and residual value of data processing equipment is subject to, among other things, the development of technological improvements and changes in sale and lease terms initiated by the manufacturer.

BUSINESS STRATEGY

     The Company's strategy is to differentiate itself from its competitors in the leasing industry by maintaining a focused, long-term, customer-service approach to its business. Key elements of this strategy include:

     - FOCUS ON LEASING. Leasing high-technology and business-essential equipment is the Company's only business.

     - FOUR PRODUCT STRATEGY. The Company's Four Product Strategy provides a range of comprehensive lease finance products addressing the financing needs of diverse companies.

     - ASSET OWNERSHIP. The Company typically retains ownership of its leases and the underlying equipment, except Wholesale Leases.

     - DIVERSIFICATION. The Company believes that it maximizes the stability and profitability of its portfolio by leasing a wide variety of equipment to companies in diverse industries in many geographic locations.

LEASING AND SALES ACTIVITIES

     The Company markets its leasing products by selling directly to end-users and indirectly through vendors of equipment, software, value-added services and consulting services. The Company's sales representatives also directly market to customers and prospects by telephone canvassing.

     The Company generally leases high-technology and other business essential equipment for terms ranging from two to five years. The Company's standard lease agreements, entered into with each customer, are noncancelable "net" leases which contain "hell-or-high-water" provisions under which the customer, upon acceptance of the equipment, must make all lease payments regardless of any defects in the equipment and which require the customer to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes related to the equipment. The Company typically retains ownership of the equipment it leases and, in the event of default by the customer, the Company or the financial institution to whom the lease has been assigned may declare the customer in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon completion of the initial term of the lease, the customer may: (1) return the equipment to the Company; (2) renew the lease for an additional term; or (3) purchase the equipment. If the equipment is returned to the Company, it is either re-leased to another customer or sold into the secondary-user marketplace.

     The Company sometimes leases operating system and application software to its customers, but typically only with a hardware lease and generally only to its most creditworthy customers.

FINANCING

     The Company's ability to arrange financing is important to its business. The Company uses its lines of credit when needed on an interim basis to finance the purchase of equipment for lease. Lease rentals are typically discounted with financial institutions to provide longer term financing of a substantial portion of the equipment cost.

     The Company generally arranges permanent financing of Value Added Leases through non-recourse discounting of lease rentals with various financial institutions at fixed interest rates. The proceeds from the assignment of the lease rentals are equal to the present value of the remaining lease payments due under the lease, discounted at the interest rate charged by the financial institution. Interest rates obtained under this type of financing are negotiated on a transaction-by-transaction basis and reflect the financial strength of the customer, the term of the lease and the prevailing interest rates. For leases discounted on a nonrecourse basis, the financial institution has no recourse against the Company unless the Company is in default of the terms of the agreement under which the lease and the leased equipment are assigned to the institution as collateral. The institution may, however, take title to the collateral in the event the customer fails to make lease payments or certain other defaults by the customer occur under the terms of the lease.

     The Company also funds leases internally using its available cash rather than discounting the leases with financial institutions. Leases are funded internally for a variety of reasons, including: (i) lease amounts are too small to be attractive to financial institutions; (ii) the credit strength of the customer is acceptable only for recourse funding; or (iii) leases pending discounting.

     The Company also has line of credit agreements for the purpose of interim financing of the Company's acquisition of equipment for lease with First Bank National Association ("First Bank") and Norwest Equipment Finance, Inc. ("Norwest") (collectively the "Banks"). These lines provide for up to $23,000,000 of credit at competitive rates and expire in mid 1997. Both line of credit agreements are secured by the specific leases and equipment assigned to each of the Banks and, under the First Bank agreement, all other personal property and fixtures of the Company.

PORTFOLIO

     As of December 31, 1996 the Company had a total investment in leasing operations of $327,390,000. Of this amount $295,842,000 represented direct financing and sales-type leases, $2,611,000 represented operating leases, and $28,937,000 represented equipment purchased for leases that were not yet commenced.

     The entire portfolio has been originated by the Company and is owned and administered by the Company. The Company's portfolio consists of equipment located in all 50 states.

CUSTOMERS

     The Company currently provides leasing services to a variety of businesses located across the country. The Company enters into standard master lease agreements with its customers that may contain many separate lease schedules, each with its own particular lease term. Most of the Company's customers have a number of lease schedules in place. Each of these lease schedules constitutes a lease of additional equipment. Customers' repeat business, through the addition of new lease schedules and modification of existing leases, is an important source of earnings for the Company. During 1996 no single customer accounted for more than 10% of total revenues.

COMPETITION

     The Company competes in the leasing marketplace with a variety of companies, some of which have more capital and resources. These firms include equipment manufacturers (as well as captive leasing companies), brokers, leasing companies and financial institutions. The Company frequently encounters competition from IBM Credit Corporation, Comdisco Incorporated, GE Capital Corporation, AT&T Capital, Advanta Corporation, Dana Commercial Credit Corporation and Amplicon Inc.

     The Company competes on the basis of flexibility in structuring transactions, providing a high level of customer service, the knowledge and competence of its employees and the ability to gain referrals of potential transactions from various business contacts including existing customers.

EMPLOYEES

     The Company's continued ability to compete is also affected by its ability to attract and retain well qualified personnel. As of December 31, 1996, the Company had 95 full-time employees, including 26 sales representatives. The other employees are managerial, administrative, MIS and clerical personnel. The Company considers its employee relations to be excellent.

ITEM 2.        PROPERTIES

     The Company's corporate offices are located at 1015 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota, where it leases approximately 18,000
square feet of space pursuant to a lease expiring in June 1999.   The Company
also leases sales and customer services offices in California, Nevada, Pennsylvania, Tennessee and Texas.

ITEM 3.        LEGAL PROCEEDINGS

     The Company is not the defendant in any litigation as of March 14, 1997. See Note 11 of the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of certain Company initiated legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II.

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol WINR. The following table sets forth, for the periods indicated, the range of the high and low sale prices on the Nasdaq National Market System. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions.

                QUARTER ENDED                                  HIGH        LOW
                -------------                                  ----        ---
                1995
                     March 31. . . . . . . . . . . .          $12.00      $10.25
                     June 30 . . . . . . . . . . . .          $14.50      $11.25
                     September 30. . . . . . . . . .          $18.25      $13.25
                     December 31 . . . . . . . . . .          $18.50      $16.00

                1996
                     March 31. . . . . . . . . . . .          $18.50      $15.47
                     June 30 . . . . . . . . . . . .          $23.00      $18.25
                     September 30. . . . . . . . . .          $27.25      $18.50
                     December 31 . . . . . . . . . .          $31.50      $26.25

SHAREHOLDERS

     At December 31, 1996, the Company's Common Stock was held by 105 registered holders of record and an estimated 1,700 beneficial holders of record.

DIVIDENDS

     Cash dividends paid on Common Stock were $1,208,000 in 1996 and $873,000 in 1995. The most recently declared quarterly Common Stock cash dividend, $0.05 per share, is payable on April 1, 1997 to shareholders of record on March 14, 1997. Payment of future dividends is within the discretion of the Company's Board of Directors and will be subject to periodic review. Payment of dividends will depend upon, among other factors, the earnings, capital requirements, operating results and financial condition of the Company. Under the Minnesota Business Corporation Act, a dividend may be declared only after the Board of Directors determines that, after payment of the dividend, the Company will be able to pay its debts in the ordinary course of business. Common stock cash dividends declared were $0.16 per share in 1996 and $0.12 per share in 1995. The Indenture that governs the 9.5% Senior Notes contains limitations on cash dividends, distributions and redemptions with respect to the Common Stock.

ITEM 6.        SELECTED FINANCIAL DATA
               (Dollars in thousands, except per share data)

     The selected financial data presented below under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the Company's financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. The data set forth in the following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1996            1995           1994            1993          1992
                                                  ----------      ----------     ----------      ----------    ----------
STATEMENT OF EARNINGS DATA:

Revenues:
Leasing revenues:
   Direct financing and
     sales-type leases . . . . . . . . . . .      $   62,316      $   60,986     $   64,042      $   56,449    $   39,561
       Operating leases. . . . . . . . . . .           4,556           5,696          3,909           8,721        10,799
       Broker commissions earned . . . . . .           7,202             ---            ---             ---           ---
                                                  ----------      ----------     ----------      ----------    ----------
          Total leasing revenues . . . . . .          74,074          66,682         67,951          65,170        50,360
    Sales of equipment . . . . . . . . . . .           2,033           2,003          1,870           2,194         2,345
    Other revenue. . . . . . . . . . . . . .             388              96             75             536           387
                                                  ----------      ----------     ----------      ----------    ----------
          Total revenues . . . . . . . . . .          76,495          68,781         69,896          67,900        53,092
                                                  ----------      ----------     ----------      ----------    ----------

 Costs and expenses:
    Leasing costs:
      Direct financing and
         sales-type leases . . . . . . . . .          18,372          24,926         34,456          33,155        21,231
       Operating leases. . . . . . . . . . .           3,435           3,914          2,813           6,620         8,858
       Broker commissions paid . . . . . . .           4,496          ---            ---             ---           ---
                                                  ----------      ----------     ----------      ----------    ----------
          Total leasing costs. . . . . . . .          26,303          28,840         37,269          39,775        30,089
    Cost of equipment sold . . . . . . . . .           1,322           1,555          1,234           1,994         1,826
    Selling, general and administrative. . .           8,414           5,644          5,863           4,764         4,207
    Interest expense . . . . . . . . . . . .          15,486          13,470          9,928           8,601         9,028
    Other. . . . . . . . . . . . . . . . . .             609              12         ---             ---           ---
                                                  ----------      ----------     ----------      ----------    ----------
          Total costs and expenses . . . . .          52,134          49,521         54,294          55,134        45,150
                                                  ----------      ----------     ----------      ----------    ----------
Earnings before income tax expense
  and cumulative effect of
  accounting change. . . . . . . . . . . . .          24,361          19,260         15,602          12,766         7,942

 Provision for income tax expense. . . . . .           9,647           7,704          6,241           5,106         3,177
                                                  ----------      ----------     ----------      ----------    ----------
Earnings before cumulative effect
   of accounting change. . . . . . . . . . .          14,714          11,556          9,361           7,660         4,765
Cumulative effect of accounting
   change (1). . . . . . . . . . . . . .              ---             ---            ---             ---              289
                                                  ----------      ----------     ----------      ----------    ----------

 Net earnings. . . . . . . . . . . . . . . .      $   14,714      $   11,556     $    9,361      $    7,660    $    5,054
                                                  ----------      ----------     ----------      ----------    ----------
                                                  ----------      ----------     ----------      ----------    ----------

                                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     1996            1995           1994            1993          1992
                                                  ----------      ----------     ----------      ----------    ----------

Net earnings per common share
   before cumulative effect
   of accounting change. . . . . . . . . . .           $1.76           $1.46          $1.16           $0.98         $0.70

Cumulative effect of accounting
   change per common share (1) . . . . . . .            ---             ---            ---             ---           0.04
                                                       -----           -----          -----           -----         -----

Net earnings per common share. . . . . . . .           $1.76           $1.46          $1.16           $0.98         $0.74
                                                       -----           -----          -----           -----         -----
                                                       -----           -----          -----           -----         -----
Cash dividends declared per
   common share. . . . . . . . . . . . . . .           $0.16           $0.12          $0.08           $0.06         $0.02
                                                       -----           -----          -----           -----         -----
                                                       -----           -----          -----           -----         -----
Weighted average number of
   common shares outstanding (2) . . . . . .       8,369,319       7,911,854      8,047,326       7,807,534     6,821,858
                                                  ----------      ----------     ----------      ----------    ----------
                                                  ----------      ----------     ----------      ----------    ----------

                                                                    AS OF DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                     1996            1995           1994            1993          1992
                                                  ----------      ----------     ----------      ----------    ----------
BALANCE SHEET DATA:

Investment in leasing operations . . . . . .        $327,390        $254,281       $216,737        $171,975      $134,123
Total assets . . . . . . . . . . . . . . . .         350,110         267,945        226,711         178,991       139,877
Discounted lease rentals . . . . . . . . . .         185,604         178,457        153,793         119,837        91,262
Retained earnings. . . . . . . . . . . . . .          57,904          45,180         35,657          27,736        20,545
Shareholders' equity . . . . . . . . . . . .          81,180          54,724         45,317          37,423        25,303

----------------

(1) In September 1992, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, effective as of January 1, 1992. The cumulative effect of this change in accounting for income taxes was $289,500.
(2) Common stock equivalents are excluded from the weighted average number of common shares outstanding in years 1992 through 1995 as the dilutive effect is less than 3%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net earnings for the years ended December 31, 1996, 1995 and 1994 were $14,714,000 ($1.76 per share), $11,556,000 ($1.46 per share) and $9,361,000
($1.16 per share), respectively. At December 31, 1996 the Company's net investment in leasing operations was $327,390,000 as compared with $254,281,000 at December 31, 1995.

     Total revenues of $76,495,000 for the year ended December 31, 1996 were up 11.2% from total revenues of $68,781,000 recognized during the year ended December 31, 1995. Total revenues for the year 1995 were down 1.6% from the $69,896,000 total revenues recognized during the year ended December 31, 1994. Leasing revenues accounted for 96.8%, 96.9% and 97.2% of total revenues in the years ended December 31, 1996, 1995 and 1994, respectively. The year-to-year fluctuations in leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with FASB No. 13 (See Note 1 of Notes to the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of lease accounting). For this reason the Company believes that more meaningful measures of growth are the increases in leased assets and net earnings.

     Total leasing costs as a percentage of leasing revenue were 35.5%, 43.3% and 54.8% for the years ended December 31, 1996, 1995 and 1994, respectively. This declining trend reflects the increase in the proportion of direct finance leases, which generate no leasing costs, in the Company's lease portfolio (See Note 1 of Notes to the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of lease accounting).

     Revenues from outright sales of equipment as a percentage of total revenues were 2.7%, 2.9% and 2.7% for the years ended December 31, 1996, 1995 and 1994, respectively. Contributing to the year-to-year variation in outright sales revenues were fluctuations in size and timing of the return to the Company of equipment placed on lease in earlier periods. Cost of equipment sold for the years ended December 31, 1996, 1995 and 1994 was 65.5%, 77.6% and 66.0% of sales of equipment, respectively.

     Selling, general and administrative expenses increased $2,771,000 (49.1%) in 1996 over 1995 and decreased $219,000 (3.7%) in 1995 from 1994.
The increase in 1996 over 1995 is primarily the result of increased employment costs and general operating expenses. Employment costs increased primarily as a result of the addition of personnel associated with the commencement of its small ticket lease business in July 1995 and the acquisition of the wholesale lease broker business in January 1996, as well as overall company expansion. At December 31, 1996 the Company had a total of 95 full-time employees compared to 61 full-time employees at December 31, 1995. General operating expenses have increased due to the growth of the

Company, through the addition of its small ticket lease business and the wholesale lease broker business acquisition, as well as an additional sales office. The decrease in 1995 from 1994 is the result of increased deferral of initial direct costs associated with direct finance and operating leases, offset by increased employment costs and general operating expenses. The increase in the deferral of initial direct costs is primarily the result of an increase in the proportionate volume of direct finance leases recorded during 1995 compared to 1994. Employment costs increased as a result of general growth due to increased business volume coupled with the addition of personnel associated with the commencement of the small ticket lease business. General operating expenses increased due to increased business volume and physical growth of the Company. In September 1995 the Company opened an East Coast sales office in Philadelphia, Pennsylvania and expanded its facilities in the San Francisco Bay area by combining the Company's existing office in Mill Valley, California with the Small Ticket Lease sales operations.

     Interest expense increased $2,016,000 (15.0%) in 1996 over 1995 and increased $3,541,000 (35.7%) in 1995 over 1994. The increase in 1996 is primarily the result of interest expense on the Company's 9.5% Senior Notes issued in June 1996 and higher average borrowings as compared to 1995, reduced by the increased capitalization of interest expense associated with the interim financing of equipment purchased for leases. The increase in 1995 is primarily the result of greater discounted lease rental borrowings and higher effective interest rates during 1995 as compared with the corresponding 1994 period.

     Income tax expense as a percentage of earnings before income tax was 40% for the years 1995 and 1994. During the first three quarters of 1996 the Company accrued income tax expense at a rate of 41% of earnings before income tax. In the fourth quarter the Company revised its income tax estimate for the year to a rate of 39.6%. This resulted in a fourth quarter adjustment of approximately $243,000 that reduced income tax expense for the previous 1996 quarters. The actual income tax paid varies depending on many factors, including the alternative minimum tax rate, various state tax laws, timing differences due to accelerated tax depreciation rules and a variety of other tax considerations.

     As a result of the foregoing factors, net earnings and net earnings per common share increased each year in the three-year period ended December 31, 1996. Net earnings increased $3,158,000 (27.3%) in 1996 over 1995 and
$2,195,000 (23.4%) in 1995 over 1994.

FINANCIAL CONDITION AND LIQUIDITY

     The funds necessary to support the Company's leasing activities have been provided primarily from operations, discounted lease financing, the Company's June 1996 public offering of Common Stock and 9.5% Senior Notes and, to a lesser extent and only on an interim basis, bank borrowings under lines of credit. The Company uses its lines of credit to provide interim financing of equipment purchases. The extent to which the Company employs these lines of credit is dependent upon the volume of its lease and sales transactions and available cash flow from other sources. At December 31, 1996, 1995 and 1994 no amounts were outstanding under these lines of credit. During 1996 the daily average borrowings under these lines were $857,000, compared with $299,000 in 1995 and $11,000 in 1994.

     Generally upon commencement of a lease the Company assigns the remaining lease payment stream to a financial institution and the discounted lease proceeds are used to reduce the lines of credit. The Company generally funds its equity investments in leased equipment with internally generated funds.

     At the end of 1996 the Company had discounted lease rentals outstanding of $185,604,000, of which 99.8% were funded on a nonrecourse basis. At December 31, 1995 the Company had discounted lease rentals outstanding of $178,457,000, of which 99.3% were funded nonrecourse. The increase in discounted lease rentals in the year ended December 31, 1996 is associated with the growth of the lease portfolio and the timing of discounting of new leases which is dependent upon available cash flow from other sources. At December 31, 1996, approximately $207,977,000 of the Company's $315,692,000 total minimum lease payments receivable represented leases that were discounted, $84,684,000 consisted of leases pending discounting and the remaining $23,031,000 consisted of leases the Company had internally funded on a permanent basis. The Company depends on discounted lease financing to provide funds for its operations at rates that reflect prevailing market interest rates and the credit standing of its customers. Based on the Company's experience in the leasing industry, its strong financial history and its long-standing relationships with certain financial institutions, the Company believes that discounted lease financing will continue to be available at competitive rates of interest. During 1996, the Company established relationships with three additional financial institutions to serve as future sources for discounting of lease rentals.

     The primary use of cash in each of the years in the three year period ended December 31, 1996 has been for the purchase of equipment for leasing. At December 31, 1996, the lease portfolio for all lease classifications included equipment owned by the Company with an original cost of equipment of approximately $535,263,000.

     The Company's current financial resources and estimated cash flow from operations are expected to be adequate to fund the Company's operations and its present growth plans. There can be fluctuations in cash flow from period to period due to the timing of payments by customers and timing of permanent financing. However, the Company has consistently generated positive cash flow and has increased its net worth from its initial equity capital of $105,000 in 1982 to approximately $81,180,000 at December 31, 1996, including equity capital infusions totaling $23,307,000 from the Company's public equity offerings in 1996, 1993 and 1992. On January 19, 1996, the Company drew upon its existing cash reserves to make a $5,100,000 payment pursuant to an asset purchase agreement (the "Agreement") for the purchase of substantially all the assets of Capital Business Leasing, Inc. Under the terms of the Agreement the Company was scheduled to make a final payment of up to $2,000,000, plus accrued interest thereon at a rate of six percent (6%) per annum (collectively the "Holdback"), on December 31, 1996. However, the Company has filed a lawsuit seeking to void this payment. If the settlement of this matter results in the payment of any portion of the Holdback, the Company believes that its projected cash reserves will be adequate for any such payment.

     Inflation has not been a significant factor in the Company's operations in any of the years presented.

NOTE ON FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-K and in the future filings by the Company with the Securities and Exchange Commission (the "SEC") and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and/or requirements, mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry-specific factors and world-wide economic and business conditions. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants are included on pages 25 through 40 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information as of March 14, 1997 which has been furnished to the Company by the directors named below.





                                                                                             DIRECTOR
         NAME               AGE        PRINCIPAL OCCUPATION                                    SINCE
         -----              ---        --------------------                                    -----
     John L. Morgan         55         President of the Company                                 1982

     Kirk A. MacKenzie      58         Executive Vice President and Treasurer                   1982
                                         of the Company

     Jack A. Norqual        51         Senior Vice President of the Company                     1982

     Gerald W. Simonson     66         Chief Executive Officer of Omnetics                      1992
                                       Connector Corporation

     Paul C. Reyelts        50         Vice President, Finance and Chief                        1994
                                       Financial Officer of the Valspar Corporation

     Mark L. Wilson         48         Shareholder and officer of the law firm                  1995
                                       Ravich Meyer Wilson Kirkman McGrath & Nauman, P.A.

     Morris Goodwin, Jr.    45         Vice President and Corporate Treasurer of                1996
                                       American Express Financial Advisors

     JOHN L. MORGAN is a founder of the Company and has served as President since January 1985. He has been a director and executive officer of the Company since 1982.

     KIRK A. MACKENZIE is a founder of the Company and has served as Executive Vice President since July 1992 and Treasurer since January 1982. From January 1985 to July 1992 Mr. MacKenzie was a Vice President of the Company. He has been a director and executive officer of the Company since 1982.

     JACK A. NORQUAL is a founder of the Company and has served as Senior Vice President since July 1992. From January 1985 to July 1992 Mr. Norqual served as Vice President and Secretary of the Company. He has been a director and executive officer of the Company since 1982.

     GERALD W. SIMONSON became a director of the Company in July 1992. Mr. Simonson has been a venture capital investor for more than 15 years. He has been the Chief Executive Officer of Omnetics Connector Corporation, a manufacturer of microminiature connectors, since March 1991. He is also a director of Fairview Hospital and Healthcare Services, Medtronic, Inc. and

Northwest Teleproductions, Inc.

     PAUL C. REYELTS became a director of the Company in May 1994. He has been Vice President, Finance and Chief Financial Officer of the Valspar Corporation since 1982. Valspar Corporation is a manufacturer of consumer paints and industrial coatings and related products.

     MARK L. WILSON became a director and Secretary of the Company in February 1995. He has been a practicing attorney since 1974. From 1986 to February 1995 he was a shareholder and officer of the Minneapolis law firm Ross Rosenblatt & Wilson, Ltd. Since February 1995 he has been a shareholder and officer of the Minneapolis law firm Ravich Meyer Wilson Kirkman McGrath & Nauman, P.A.

     MORRIS GOODWIN, JR. became a director of the Company in November 1996. He has been Vice President and Corporate Treasurer of American Express Financial Advisors since 1990.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages along with the offices held as of March 14, 1997 are as follows:




                  NAME              AGE                      TITLE
          -------------------      -------       ---------------------------
          John L. Morgan              55           President and Director
          Kirk A. MacKenzie           58           Executive Vice President, Treasurer
                                                   and Director
          Jack A. Norqual             51           Senior Vice President and Director
          Deborah L. Morgensen        45           Vice President
          Robert P. Murphy            46           Vice President of Sales and Marketing
          Janice R. Englund           51           Vice President
          Coleman P. Griffing         40           Vice President of Sales
          Gary W. Anderson            44           Vice President, Controller and Assistant Secretary
          Richard J. Pieper           47           Vice President
          Paul L. Gendler             31           Vice President and General Counsel
          Jeffrey A. Mattson          41           Vice President of Sales
          Michael D. Wiley            44           Vice President



     JOHN L. MORGAN is a founder of the Company and has served as President since January 1985. He has been a director and executive officer of the Company since 1982.

     KIRK A. MACKENZIE is a founder of the Company and has served as Executive Vice President since July 1992 and Treasurer since January 1982. From January 1985 to July 1992 Mr. MacKenzie was a Vice President of the Company. He has been a director and executive officer of the Company since 1982.

     JACK A. NORQUAL is a founder of the Company and has served as Senior Vice President since July 1992. From January 1985 to July 1992 Mr. Norqual served as Vice President and Secretary of the Company. He has been a director and executive officer of the Company since 1982.

     DEBORAH L. MOGENSEN joined the Company in 1982 and has been a Vice President since 1986. She is currently responsible for administration, customer account management and remarketing previously leased equipment.

     ROBERT P. MURPHY joined the Company in 1986 as a Vice President. He is currently responsible for the Company's sales efforts.

     JANICE R. ENGLUND joined the Company in 1986 and has been a Vice President since 1990. She is responsible for the Company's customer account management functions.

     COLEMAN P. GRIFFING joined the Company in 1987 as a sales representative. In 1994 he became a Vice President.

     GARY W. ANDERSON, a certified public accountant, joined the Company in 1988 as Controller and has served as Assistant Secretary since 1992. In 1993 he became Vice President/Controller.

     RICHARD J. PIEPER joined the Company in 1991 as a Vice President. He is currently responsible for the Company's finance and credit functions and small-ticket leasing operations.

     PAUL L. GENDLER, an attorney and certified public accountant, has been Counsel of the Company since joining the Company in 1994. In October 1995 he became Vice President and General Counsel. From 1993 to 1994 he was an attorney in the General Counsel's Office of the Federal Reserve Bank of Minneapolis (the "Bank"). Prior to joining the Bank, he was a law clerk to Chief United States Bankruptcy Judge Robert J. Kressel from 1992 to 1993.

     JEFFREY A. MATTSON joined the Company in June 1996 as a Vice President and is currently responsible for small-ticket lease sales efforts. From 1988 until June 1996 he was employed by Norstan Financial Services, a wholly-owned subsidiary of Norstan, Inc., a telecommunications equipment company, most recently as an officer and general manager.

     MICHAEL D. WILEY joined the Company in September 1996 as a Vice President. He is currently responsible for the Company's human resources and management information system functions. From 1995 to 1996 he was the Senior Director of Human Resources at HealthEast. From 1993 to 1995 he was Corporate Human Resources and Compensation Manager for St. Jude Medical, Inc. From 1991 to 1993 he was Human Resources Manager for QVC Network, Inc.


     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the

Company. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996 none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act, except for the inadvertent failure to file a November 1996 Statement of Changes in Beneficial Ownership on Form 4 by Mr. Murphy in which his children received a gift of 10,000 shares of the Company's Common Stock. Mr. Murphy disclaims beneficial ownership of these shares.

ITEM 11.       EXECUTIVE COMPENSATION

     DIRECTOR COMPENSATION

     CASH COMPENSATION FOR OUTSIDE DIRECTORS. Compensation for non-employee directors consists of an annual retainer of $7,500, paid quarterly, and $500 for each committee meeting attended.

     AUTOMATIC OPTION GRANTS. The Company's Stock Incentive Plan provides that each non-employee director of the Company will automatically be granted a Non-Statutory Option to purchase 10,000 shares of Common Stock on the date such person is first elected to the Board of Directors, again on the date that is three years after such election and again on the date that is six years after such election, subject to certain limitations. Each such option will: (i) have a ten year term; (ii) have an exercise price per share equal to 100% of the fair market value of one share of Common Stock on the date of the automatic grant; and (iii) vest in approximately equal installments on each of the three anniversary dates following the date of grant. See Note 8 of the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of the Company's Stock Incentive Plan. Mr. Goodwin was automatically granted a Non-Statutory Option to purchase 10,000 shares of Common Stock on November 6, 1996.

     EXECUTIVE OFFICER COMPENSATION

     The following table sets forth certain information regarding the compensation paid during the three-year period ended December 31, 1996 to the President (the chief executive officer) and the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in the year ended December 31, 1996 (collectively the "Named Executive Officers"):



                                              SUMMARY COMPENSATION TABLE
                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                            -------------
                                                ANNUAL COMPENSATION            AWARDS
                                            -------------------------        ----------
                                                                             SECURITIES             ALL OTHER
                                                                             UNDERLYING            COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR           SALARY ($)    BONUS ($)        OPTIONS (#)             ($)(1)
---------------------------    ----          ---------      --------         -----------           ----------

 John L. Morgan                 1996         $  220,000    $ 220,000                 0                $3,069
   President                    1995            220,000      220,000                 0                 2,790
                                1994            200,000      200,000                 0                 2,536


 Kirk A. MacKenzie
   Executive Vice President     1996         $  220,000    $ 220,000                 0                $3,069
   and Treasurer                1995            220,000      220,000                 0                 2,790
                                1994            200,000      200,000                 0                 2,536


 Jack A. Norqual                1996         $  220,000    $ 220,000                 0                $3,069
   Senior Vice President        1995            220,000      220,000                 0                 2,790
                                1994            200,000      200,000                 0                 2,536

 Robert P. Murphy (2)           1996         $  220,323    $ 220,000            20,000                $3,069
   Vice President               1995            264,743      220,000                 0                 2,790
                                1994            432,997      200,000            20,000                 2,536


 Coleman P. Griffing (3)        1996         $  737,485    $       0                 0                $3,069
   Vice President               1995          1,389,573            0                 0                 2,790
                                1994            681,754            0                 0                 2,536



-------------------
     (1) Represents non-elective discretionary contributions made by the Company to its 401(k) profit sharing plan on behalf of such employees. These contributions are allocated among eligible participants on a per capita basis.
     (2) Salary amounts for Mr. Murphy include commissions of $432,997, $44,743 and $323 for the years 1994, 1995 and 1996, respectively.
     (3) Salary amounts for Mr. Griffing represent commissions for 1994 and 1995. For 1996 $722,902 represent commissions.


EXECUTIVE OFFICER COMPENSATION ARRANGEMENTS AND CHANGE IN CONTROL PROVISIONS

     Executive officer compensation arrangements for Kirk A. MacKenzie, John L. Morgan, Robert P. Murphy and Jack A. Norqual (the "Senior Executive Officers") were established pursuant to employment agreements entered into during November 1996. The agreements run for a period of two (2) years and are automatically extended for additional two-year periods unless notice of non-extension is given. The agreements provide for payment to the Senior Executive Officers of salary and potential bonuses. The annual salary rates for each Senior Executive Officer for the years ending December 31, 1997 and 1998 are $242,000. Bonuses for each Senior Executive Officer for the years ending December 31, 1997 and 1998 are payable monthly on the basis of 2.5% of unaudited net earnings before income taxes for the preceding month, with a maximum of $242,000 for each year. The agreements supersede previous employment agreements entered into during 1994. The only modifications in the 1996 agreements from the 1994 employment agreements were increases in annual salary and bonus amounts. For 1995 and 1996, each Senior Executive Officer's annual salary rate was $220,000 and maximum bonus was $220,000. The Senior Executive Officers also are each entitled to participate in all Company employee benefit plans. The employment agreements prohibit each Senior Executive Officer from competing with the Company for a period of two years following cessation of his employment except for Mr. Murphy. His agreement prohibits him from competing with the Company for a one-year period following cessation of his employment.
If the Company terminates any Senior Executive Officer's employment for cause or a Senior Executive Officer resigns his employment, the Company is obligated to pay him his base salary through the date of such termination or resignation. The agreements also provide that in the event the Company terminates any Senior Executive Officer's employment without cause or a Senior Executive Officer resigns for good reason, it will pay him severance compensation equal to the then effective annual base salary rate for a period of one year following such termination, the monthly advances against the anticipated maximum bonus for such period and benefits under the Company's employee benefit plans for such period. In the event that substantially all of the assets of the Company are sold to a person that is not an affiliate of the Company and the purchaser does not accept the assignment of any employment agreement, then such employment agreement will be deemed to have been terminated without cause. If the purchaser accepts the assignment and the Senior Executive Officer consents to the assignment, the employment agreement will continue in full force. If the purchaser accepts the assignment and the Senior Executive Officer does not consent to the assignment, the employment agreement will be considered terminated with cause.

     Options issued under the Company's Stock Incentive Plan include change of control provisions that accelerate vesting.

     Mr. Murphy's employment agreement includes an additional arrangement. If the Company provides notice not to extend Mr. Murphy's agreement for a new two-year term, it will pay him severance compensation equivalent to a termination without cause. Mr. Murphy's previous employment agreement covering 1995 and 1996 included an arrangement phasing out a former commission arrangement from 1994. Commissions for certain 1994 business were paid in 1995 and 1996.

     Mr. Griffing is compensated through a commission arrangement. So long as he remains an employee of the Company, Mr. Griffing is to receive an amount equal to 25% of the profit on lease business he originates. He also receives an annual salary of $25,000 for each Company sales representative he manages.

     OPTION GRANTS AND EXERCISES

     The following tables summarize option grants during fiscal 1996, exercises of options and the value of such options held by the Named Executive Officers at December 31, 1996.


                                     OPTION GRANTS IN LAST FISCAL YEAR
                                             INDIVIDUAL GRANTS
              --------------------------------------------------------------------------
                                                                                                  POTENTIAL REALIZABLE
                                         % OF TOTAL                                                 VALUE AT ASSUMED
                        NUMBER OF          OPTIONS                                                ANNUAL RATES OF STOCK
                        SECURITIES        GRANTED TO                                             PRICE APPRECIATION FOR
                        UNDERLYING        EMPLOYEES       EXERCISE OR                                OPTION TERM (1)
                         OPTIONS         IN FISCAL           BASE                                    ---------------
NAME                  GRANTED (#)(2)      1996 (3)        PRICE ($/SH)       EXPIRATION DATE    5% ($)            10% ($)
------                -------------     ------------     --------------      ---------------    ------            -------

Robert P. Murphy             20,000             33.3%           $17.375     February 6, 2006       $218,500       $553,800

------------------
(1) Potential realization value is calculated based on an assumption that the price of the Company's Common Stock will appreciate at the assumed annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term (10 years). The 5% and 10% assumed rates of appreciation are required by the rules of the Securities and Exchange Commission and do not represent the Company's estimate of future market prices of the Common Stock.
(2) The option was granted to Mr. Murphy on February 7, 1996 under the Company's Stock Incentive Plan. It is a Non-Statutory
     Option becoming exercisable in four installments beginning one year after grant. See Note 8 of the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of the Company's Stock Incentive Plan.
(3) Based on options to purchase an aggregate of 60,000 shares granted during 1996 to certain employees of the Company.


                      AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FY-END OPTION VALUE

                                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN
                                                          UNDERLYING UNEXERCISED          THE-MONEY OPTIONS AT FY-
                                                          OPTIONS AT FY-END (#)                 END ($) (1)
                                                    -------------------------------    ------------------------------

                          SHARES
                         ACQUIRED
                            ON           VALUE
                         EXERCISE       REALIZED
       NAME                 (#)            ($)      EXERCISABLE       UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
       ----                 ---            ---      -----------       -------------    -----------      -------------
 John L. Morgan              0             $0          40,000              ---           $935,000            ---
 Kirk A. MacKenzie           0              0          40,000              ---            935,000            ---
 Jack A. Norqual             0              0          40,000              ---            935,000            ---
 Robert P. Murphy            0              0          80,000             20,000        1,668,740         $227,500
 Coleman P. Griffing         0              0          22,500              7,500          323,625           60,625

------------------
     (1) Value is calculated by subtracting the exercise price per share from the last sale price per share for the Common Stock on the Nasdaq National Market System of $28.75 on December 31, 1996 and multiplying by the number of shares subject to the option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 14, 1997 certain information as to the number of shares of the Common Stock beneficially owned by each person who is known by the Company to beneficially own more than five percent of the outstanding shares of the Common Stock, by each director and by each Named Executive Officer of the Company included in the Summary Compensation Table set forth under the caption "Executive Officer Compensation" above and all executive officers and directors of the Company as a group. Except as otherwise indicated, the shareholders in the table have sole voting and investment power with respect to the Common Stock owned by them.


                                          AMOUNT OF THE COMPANY'S    PERCENT OF THE COMPANY'S
    NAME AND ADDRESS OF                   COMMON STOCK BENEFICIALLY  COMMON STOCK BENEFICIALLY
     BENEFICIAL OWNERS                              OWNED                       OWNED
-------------------------                 -------------------------   ----------------------
 Kirk A. MacKenzie (1)                        1,317,181  (2)(3)                 15.3%
 John L. Morgan (1)                           1,325,000  (2)(4)                 15.3%
 Jack A. Norqual (1)                          1,387,000  (2)(5)                 16.1%
 Coleman P. Griffing (1)                         60,500  (6)                      *
 Morris Goodwin, Jr.                                ---                           *
  IDS Tower - 10, MS I7-73
  Minneapolis, MN 55440
 Paul C. Reyelts                                 10,200  (7)                      *
  1101 Third Street South
  Minneapolis, MN  55415
 Gerald W. Simonson                              13,333  (8)                      *
  5813 Jeff Place
  Edina, MN  55436
 Robert P. Murphy (1)                           102,000  (9)                     1.2%
 Mark L. Wilson                                   9,666 (10)                      *
  4545 IDS Center
  Minneapolis, MN   55402
 All executive officers and
  directors as a group (16 persons)           4,320,082  (3)(4)(5)(7)           48.4%
                                                             (11)(12)(13)

--------------
       *  Less than 1%
     (1) Located at 1015 Opus Center, 9900 Bren Road East, Minnetonka, Minnesota 55343.
     (2) Includes 40,000 shares exercisable from option grant. Messrs. MacKenzie, Morgan and Norqual each have signed a Shareholder Agreement dated February 28, 1997 with TCF Financial Corporation (TCF) in which they have agreed, subject to certain exceptions, to vote all of their shares in favor of the merger of Winthrop Resources Corporation and TCF contemplated by the signing of a definitive agreement to merge on February 28, 1997 (See Note 12 of Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of this transaction).
     (3) Includes 37,181 shares owned by Mr. MacKenzie's spouse, all of which he disclaims beneficial ownership.
     (4) Includes 50,000 shares owned by Mr. Morgan's spouse, all of which he disclaims beneficial ownership.
     (5) Includes 50,000 shares owned by Mr. Norqual's spouse, 29,000 shares owned by Mr. Norqual's son and 3,000 shares owned by a not-for-profit organization of which Mr. Norqual is a board member, as to all of which Mr. Norqual disclaims beneficial ownership.
     (6)  Includes 27,500 shares exercisable from option grant.
     (7) Includes 10,000 shares exercisable from option grant, of which 3,334 shares will become exercisable on May 4, 1997 and are considered as outstanding Common Stock for purposes of determining the percent beneficially owned.
     (8)  Includes 13,333 shares exercisable from option grants.
     (9) Includes 85,000 shares exercisable from option grants and 10,000 shares owned by Mr. Murphy's children which he disclaims beneficial ownership.
     (10) Includes 6,666 shares exercisable from option grant.
     (11) Includes 332,415 shares exercisable from option grants.
     (12) Includes 2,300 shares owned by Richard J. Pieper's spouse and 1,550 shares owned by Mr. Pieper's sons, all of which he disclaims beneficial ownership.
     (13) Includes 1,474 shares owned by Janice R. Englund's spouse, all of which she disclaims beneficial ownership.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following table sets forth as of March 14, 1997 certain information as to the principal amount of the Company's 9.5% Senior Notes due 2003 (the "Notes") purchased in the Company's June 1996 public offering and held by each director, by each Named Executive Officer and all other executive officers of the Company:

                                            Amount
                    Name             purchased and held (1)
                  --------        ------------------------------------
               Kirk A. MacKenzie                      $  350,000

               John L. Morgan                          1,354,000(2)

               Jack A. Norqual                           725,000(3)

               Gary W. Anderson                           10,000

    (1)  On June 28, 1996 the Company issued $28,750,000 of Notes.  See
         Note 6 of the Company's financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of the Notes.
    (2)  Includes $300,000 Notes owned by Mr. Morgan's spouse.
    (3)  Includes $250,000 Notes owned by Mr. Norqual's spouse and
         $25,000 owned by Mr. Norqual's son.

                                    PART IV.

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K

a.       1. Financial Statements:

               The following Financial Statements are contained in this Annual Report on Form 10-K on the pages indicated below:

                                                                           Page
         Independent Auditors' Report. . . . . . . . . . . . . . . . . . .  25
         Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . .  26
         Statements of Earnings for the years
           ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . .  27

         Statements of Common Shareholders' Equity
           for the years ended December 31, 1996, 1995 and 1994. . . . . .  28

         Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . .  29

         Notes to Financial Statements . . . . . . . . . . . . . . . . . .  30

         2. Financial Statement Schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         3. Exhibits:

               See Index to Exhibits filed as part of this Form 10-K on pages 42 through 45.

b.       Reports on Form 8-K:

               The Registrant was not required to file any reports on Form 8-K for the three months ended December 31, 1996. On March 7, 1997 the Registrant filed a current report on Form 8-K, dated February 28, 1997, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits.

c.       Exhibits:

               Included in Item 14.(a)(3) above.

d.       Financial Statement Schedules:

               None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Winthrop Resources Corporation:

We have audited the balance sheets of Winthrop Resources Corporation as of December 31, 1996 and 1995, and the related statements of earnings, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Resources Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP
Minneapolis, Minnesota
February 5, 1997

                         WINTHROP RESOURCES CORPORATION

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                  1996             1995
                                                                                  ----             ----
                                            ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $   11,867,939   $   10,234,159
Receivables:
   Trade accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,021,630        2,215,747
   Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .            185,886          174,063
                                                                             --------------   --------------
       Total receivables . . . . . . . . . . . . . . . . . . . . . . . .          2,207,516        2,389,810
Investment in leasing operations:
   Direct financing and sales-type leases. . . . . . . . . . . . . . . .        295,841,766      238,651,547
   Operating leases, less accumulated depreciation . . . . . . . . . . .          2,610,643        5,542,906
   Equipment installed on leases not yet commenced . . . . . . . . . . .         28,937,630       10,086,568
                                                                             --------------   --------------
       Total investment in leasing operations. . . . . . . . . . . . . .        327,390,039      254,281,021
Furniture and equipment, less accumulated depreciation
  and amortization of $748,927 and $528,985. . . . . . . . . . . . . . .          1,042,190          607,078
Goodwill and other intangible assets, less accumulated
 amortization of $620,668 and $11,944. . . . . . . . . . . . . . . . . .          6,421,362          188,055
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,180,516          244,854
                                                                             --------------   --------------

                                                                             $  350,109,562   $  267,944,977
                                                                             --------------   --------------
                                                                             --------------   --------------


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     $   16,638,091   $    8,001,592
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,738,759        3,735,546
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .          1,247,856        1,644,882
Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,766,466        2,017,070
Rents received in advance. . . . . . . . . . . . . . . . . . . . . . . .          4,784,247        3,934,758
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         20,400,053       15,430,414
Senior notes due 2003. . . . . . . . . . . . . . . . . . . . . . . . . .         28,750,000         ---
Discounted lease rentals . . . . . . . . . . . . . . . . . . . . . . . .        185,603,611      178,457,019
                                                                             --------------   --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        268,929,083      213,221,281

Preferred stock, $.01 par value.   Authorized 2,000,000 shares;
   no shares issued and outstanding. . . . . . . . . . . . . . . . . . .                ---           ---

Common shareholders' equity:
   Common stock, $.01 par value.  Authorized 15,000,000 shares;
      issued and outstanding 8,600,300 and 7,882,900 shares. . . . . . .             86,003           78,829
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .         23,190,695        9,465,205
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         57,903,781       45,179,662
                                                                             --------------   --------------
       Total common shareholders' equity . . . . . . . . . . . . . . . .         81,180,479       54,723,696
                                                                             --------------   --------------
                                                                             $  350,109,562   $  267,944,977
                                                                             --------------   --------------
                                                                             --------------   --------------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         WINTHROP RESOURCES CORPORATION

                             STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              1996           1995           1994
                                                              ----           ----           ----
Revenues:
   Leasing . . . . . . . . . . . . . . . . . . . . . . .  $ 74,074,294   $ 66,681,822   $ 67,950,585
   Sales . . . . . . . . . . . . . . . . . . . . . . . .     2,032,657      2,003,054      1,870,024
   Other . . . . . . . . . . . . . . . . . . . . . . . .       388,007         95,988         75,082
                                                          ------------   ------------   ------------
           Total revenues. . . . . . . . . . . . . . . .    76,494,958     68,780,864     69,895,691
                                                          ------------   ------------   ------------

Costs and expenses:
   Leasing . . . . . . . . . . . . . . . . . . . . . . .    26,303,083     28,840,374     37,269,426
   Sales . . . . . . . . . . . . . . . . . . . . . . . .     1,322,274      1,555,212      1,233,988
   Selling, general and administrative . . . . . . . . .     8,414,493      5,643,611      5,862,466
   Interest expense. . . . . . . . . . . . . . . . . . .    15,486,011     13,469,746      9,928,313
   Other . . . . . . . . . . . . . . . . . . . . . . . .       608,724         11,944       ---
                                                          ------------   ------------   ------------
           Total costs and expenses. . . . . . . . . . .    52,134,585     49,520,887     54,294,193
                                                          ------------   ------------   ------------

Earnings before income tax expense . . . . . . . . . . .    24,360,373     19,259,977     15,601,498

Provision for income tax expense . . . . . . . . . . . .     9,646,700      7,704,000      6,240,600
                                                          ------------   ------------   ------------

Net earnings . . . . . . . . . . . . . . . . . . . . . .  $ 14,713,673   $ 11,555,977   $  9,360,898
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------

Net earnings per common and
 common equivalent share . . . . . . . . . . . . . . . .         $1.76          $1.46          $1.16
                                                                 -----          -----          -----
                                                                 -----          -----          -----

Weighted average number of common
  and common equivalent shares outstanding . . . . . . .     8,369,319      7,911,854      8,047,326
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         WINTHROP RESOURCES CORPORATION

                    STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                         COMMON STOCK          ADDITIONAL
                                                         ------------            PAID-IN       RETAINED
                                                    SHARES          AMOUNT       CAPITAL       EARNINGS        TOTAL
                                                    ------          ------       -------       --------        -----
BALANCE,
  DECEMBER 31, 1993 . . . . . . . . . . . . .     8,050,000        $80,500     $9,605,985    $27,736,461    $37,422,946

Repurchase and retirement of
 common shares. . . . . . . . . . . . . . . .       (85,666)          (857)      (102,824)      (796,553)      (900,234)

Common shares issued upon
 exercise of stock options. . . . . . . . . .        14,166            142         76,834            ---         76,976

Dividends declared. . . . . . . . . . . . . .           ---            ---            ---       (644,050)      (644,050)

Net earnings for year . . . . . . . . . . . .           ---            ---            ---      9,360,898      9,360,898
                                                ------------   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31, 1994 . . . . . . . . . . . . .     7,978,500         79,785      9,579,995     35,656,756     45,316,536

Repurchase and retirement of
 common shares. . . . . . . . . . . . . . . .       (95,600)          (956)      (114,790)    (1,084,498)    (1,200,244)

Dividends declared. . . . . . . . . . . . . .           ---            ---            ---       (948,573)      (948,573)

Net earnings for year . . . . . . . . . . . .           ---            ---            ---     11,555,977     11,555,977
                                                ------------   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31, 1995 . . . . . . . . . . . . .     7,882,900         78,829      9,465,205     45,179,662     54,723,696

Repurchase and retirement of
 common shares. . . . . . . . . . . . . . . .       (43,100)          (431)       (51,751)      (673,746)      (725,928)

Issuance of common
 shares in public offering. . . . . . . . . .       750,000          7,500     13,718,250            ---     13,725,750

Common shares issued upon
 exercise of stock options. . . . . . . . . .        10,500            105         58,991            ---         59,096

Dividends declared. . . . . . . . . . . . . .           ---            ---            ---     (1,315,808)    (1,315,808)

Net earnings for year . . . . . . . . . . . .           ---            ---            ---     14,713,673     14,713,673
                                                ------------   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31, 1996 . . . . . . . . . . . . .     8,600,300        $86,003    $23,190,695    $57,903,781    $81,180,479
                                                ------------   ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------   ------------



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         WINTHROP RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996           1995           1994
                                                                        ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,713,673   $ 11,555,977   $  9,360,898
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Leasing costs and interest expense
      on discounted lease rentals. . . . . . . . . . . . . . . . .    36,935,585     41,945,076     46,789,031
    Leasing revenues, primarily amortization of interest
      income on sales-type and direct finance leases . . . . . . .   (11,623,913)   (16,407,715)   (36,279,512)
    Deferred initial direct costs. . . . . . . . . . . . . . . . .    (2,748,097)    (1,317,625)      (360,496)
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . .     4,969,639      2,018,078      3,398,444
    Amortization of goodwill and other intangible assets . . . . .       608,724         11,944            ---
    Depreciation on furniture and equipment. . . . . . . . . . . .       219,942         93,406         76,408
Changes in operating assets and liabilities:
    Trade accounts and other receivables . . . . . . . . . . . . .       182,294         78,394     (1,256,374)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      (928,094)       (67,108)      (192,345)
    Accounts payable and accrued  liabilities. . . . . . . . . . .    10,436,288      2,097,478      1,211,301
    Income taxes payable . . . . . . . . . . . . . . . . . . . . .      (397,026)     1,207,036       (191,015)
    Customer deposits and rents received in advance. . . . . . . .     2,598,885      1,720,928      1,450,619
                                                                    ------------   ------------   ------------

        Net cash provided by operating activities  . . . . . . . .    54,967,900     42,935,869     24,006,959
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment for leasing  . . . . . . . . . . . . . .  (175,608,345)  (130,359,631)  (108,767,816)
    Purchase of furniture and equipment  . . . . . . . . . . . . .      (602,900)      (389,321)      (140,741)
    Acquisition, net of cash acquired  . . . . . . . . . . . . . .    (4,805,855)           ---            ---
                                                                    ------------   ------------   ------------

        Net cash used in investing activities  . . . . . . . . . .  (181,017,100)  (130,748,952)  (108,908,557)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from discounted lease rentals . . . . . . . . . . . .    92,787,571    105,065,806     95,686,303
    Early retirement of discounted lease rentals . . . . . . . . .    (5,705,226)   (11,805,932)    (7,873,312)
    Borrowings under lines of credit . . . . . . . . . . . . . . .    28,168,000     17,900,000      1,900,000
    Repayment of borrowings under lines of credit. . . . . . . . .   (28,168,000)   (17,900,000)    (1,900,000)
    Proceeds from issuance of common stock . . . . . . . . . . . .    13,725,750            ---            ---
    Proceeds from issuance of senior notes . . . . . . . . . . . .    28,750,000            ---            ---
    Proceeds from exercise of stock options  . . . . . . . . . . .        59,096            ---         76,976
    Repurchase of common stock . . . . . . . . . . . . . . . . . .      (725,928)    (1,200,243)      (900,234)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .    (1,208,283)      (873,136)      (644,000)
                                                                    ------------   ------------   ------------

        Net cash provided by financing activities. . . . . . . . .   127,682,980     91,186,495     86,345,733
                                                                    ------------   ------------   ------------

Net increase in cash and cash equivalents  . . . . . . . . . . . .     1,633,780      3,373,412      1,444,135
Cash and cash equivalents, beginning of year . . . . . . . . . . .    10,234,159      6,860,747      5,416,612
                                                                    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . . . . . . . .  $ 11,867,939   $ 10,234,159   $  6,860,747
                                                                    ------------   ------------   ------------
                                                                    ------------   ------------   ------------

CASH PAID DURING THE YEAR FOR:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,473,211   $    144,140   $     91,750
                                                                    ------------   ------------   ------------
                                                                    ------------   ------------   ------------

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,077,503   $  4,478,886   $  3,033,071
                                                                    ------------   ------------   ------------
                                                                    ------------   ------------   ------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition (see Note 11):
     The company accrued a $2,000,000 liability in conjunction with the Capital
        Business Leasing, Inc. acquisition.


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATMENTS.

                         WINTHROP RESOURCES CORPORATION

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

     Winthrop Resources Corporation (the "Company" or "Winthrop") is engaged in the business of leasing high-technology and other business-essential equipment throughout the United States. The Company extends credit to its customers, substantially all of whom are end users of the leased equipment, in a wide variety of industries. No single customer accounted for more than 10% of total revenues in 1996. During 1995 a single customer accounted for approximately 14% of total revenues. A different customer during 1994 accounted for approximately 20% of total revenues.

     Effective December 31, 1996 WINR Business Credit Corporation, a wholly-owned subsidiary of the Company, was merged into the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


LEASE ACCOUNTING

     LEASE ACCOUNTING POLICIES - Statement of Financial Accounting Standards No. 13, ACCOUNTING FOR LEASES ("FASB No. 13"), requires that a lessor account for each lease by either the direct financing, sales-type or operating method (hereinafter referred to as "accounting methods"). Lease classification is not affected by the discounting of lease rentals that occurs after lease inception.

     ACCOUNTING METHODS AND PROFIT RECOGNITION - Revenue, cost and resulting profit are recognized during each of the accounting periods within the lease term. For all types of leases, the determination of profit recognizes as an asset the estimated fair market value of the equipment at lease termination, commonly referred to as "residual" value.

     The allocation of profit among the accounting periods within a lease term will vary depending upon the accounting method applied. The accounting methods are described below.

     DIRECT FINANCING AND SALES-TYPE LEASES - These leases transfer substantially all the benefits and risks of equipment ownership to the lessee as defined in FASB No. 13.
Profit recognition under these two accounting methods is similar, except that the sales-type classification gives rise to dealer profit. This generally results when the Company provides used equipment to its customer. This equipment may be obtained in the secondary marketplace but most frequently is the result of re-leasing the Company's own portfolio. Under the sales-type method, dealer profit is recognized at lease inception by recording lease revenue and lease cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value, less the present value of its residual. For direct financing and sales-type leases, the present value of both the future minimum lease payments and the residual are recorded as assets. In each period, interest income, which is included in leasing revenue, is recognized as a constant percentage return on asset carrying values. There are no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

     OPERATING LEASES - Operating lease revenue consists of monthly rentals.
The cost of equipment is recorded as "Investment in leasing operations - Operating leases" on the balance sheet and is depreciated on a straight-line basis over the lease term to the Company's estimate of residual value. Revenue, depreciation expense and the resultant gross profit margin are recorded evenly over the life of the lease. Should the lease be financed, the interest expense declines over the term of the financing as the principal is reduced, with the resultant net margin being lower in the early periods of the financing and higher in the later periods.

     INITIAL DIRECT COSTS - Initial direct costs, including sales commissions, related to direct financing and operating leases are capitalized and recorded as part of the net investment in leases and are amortized over the lease terms.

     RESIDUALS - Residual values, representing the estimated value of the equipment at the termination of the lease, are recorded in the financial statements at the inception of each sales-type or direct financing lease as amounts estimated by management based upon its experience and judgment. The residual values for operating leases are included in the leased equipment's net book value.

     The Company evaluates residual values on an ongoing basis and records any required changes. In accordance with generally accepted accounting principles, no upward revision of residual values is made subsequent to the period of the inception of the lease. Residual values for sales-type and direct financing leases are recorded at their net present value and the unearned interest is amortized over the lease term so as to produce a constant percentage return on the net present value.

     RESERVE FOR CREDIT LOSSES - The Reserve for Credit Losses (the "Reserve") is available to absorb potential credit losses as they may occur. Provisions for potential credit loss are charged to income and increase the Reserve through a provision factor applied to new business recorded. The provision factor is set at a level that management estimates to be adequate considering delinquencies, historical loss experience and collateral value. Accounts are either written off or written down when the loss is both probable and determinable, after giving consideration to the customer's financial condition, the value of the underlying collateral and funding status (i.e. discounted on a nonrecourse or recourse basis). Any deficiency between the carrying amount and fair market value of any repossessed collateral is charged to the Reserve. Recoveries of amounts previously written off as uncollectible are credited to the Reserve.

EQUIPMENT INSTALLED ON LEASES NOT YET COMMENCED

     Equipment installed on leases not yet commenced consists primarily of equipment installed on lease contracts that are yet to commence and as such is valued at cost.

GOODWILL

     Goodwill represents the excess of costs over the fair value of assets acquired and is amortized using the straight-line method over periods of 5 to 15 years. Recoverability of goodwill and other intangible assets is assessed based upon an analysis of undiscounted cash flows projected to be generated by the acquired business.

SALES

     Sales revenue includes only proceeds from outright equipment sales to third parties and excludes sales-type lease revenue and outright sales of equipment to lessees, which are included in leasing revenue.

DEPRECIATION

     The cost of equipment under operating leases and furniture and equipment is depreciated using an accelerated method for income tax purposes and straight-line method for financial reporting purposes. The estimated useful lives of these assets range from three to seven years.

INCOME TAXES

     Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

STOCK INCENTIVE PLAN

     Prior to January 1, 1996 the Company accounted for its stock incentive plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FASB No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FASB No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FASB No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. The Company has not disclosed the pro forma effect of FASB No. 123 under the fair-value-based method as the impact to the applicable years of 1995 and 1996 was not material.

CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

     The net earnings per common share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. In 1995 and 1994 common equivalent shares are excluded from the weighted average number of outstanding common shares as the dilutive effect is less than 3%.

STATEMENT PRESENTATION

     Certain 1995 and 1994 balances have been reclassified to conform to the 1996 method of presentation.


(2)  INVESTMENT IN LEASING OPERATIONS

     The components of the total investment in leasing operations as of December 31, 1996 and 1995 are as follows:


                                                                          1996            1995
                                                                          ----            -----
 Direct financing and sales-type leases:
     Minimum lease payments receivable:
      To be received by the Company. . . . . . . . . . . . . . . . .   $107,715,547    $ 61,613,704
      To be received by financial institutions . . . . . . . . . . .    207,976,610     197,251,654
     Estimated residual values . . . . . . . . . . . . . . . . . . .     26,028,697      22,255,982
     Initial direct costs. . . . . . . . . . . . . . . . . . . . . .      6,705,389       4,119,388
     Less unearned interest income on lease payments receivable. . .    (46,971,788)    (42,106,109)
     Less unearned interest income on residuals. . . . . . . . . . .     (4,497,037)     (3,888,125)
     Less reserve for credit losses. . . . . . . . . . . . . . . . .     (1,115,652)       (594,947)
                                                                       ------------    ------------
        Net investment in direct financing and sales-type leases . .    295,841,766     238,651,547
                                                                       ------------    ------------
 Operating leases:
     Operating lease assets. . . . . . . . . . . . . . . . . . . . .      7,432,407      10,152,159
     Less accumulated depreciation and amortization. . . . . . . . .     (4,821,764)     (4,609,253)
                                                                       ------------    ------------
        Net investment in operating leases . . . . . . . . . . . . .      2,610,643       5,542,906
                                                                       ------------    ------------
 Equipment installed on leases not yet commenced . . . . . . . . . .     28,937,630      10,086,568
                                                                       ------------    ------------
 Total investment in leasing operations. . . . . . . . . . . . . . .   $327,390,039    $254,281,021
                                                                       ------------    ------------
                                                                       ------------    ------------

(3)  FUTURE MINIMUM LEASE PAYMENTS RECEIVABLE ON NONDISCOUNTED LEASES

     Future minimum lease payments to be received by the Company on nondiscounted leases as of December 31, 1996 are as follows:



                         DIRECT FINANCING AND
YEARS ENDING DECEMBER 31  SALES-TYPE LEASES     OPERATING LEASES    TOTAL
------------------------  -----------------     ---------------     ------
 1997. . . . . . . . . .       $53,594,261           $15,732      $53,609,993
 1998. . . . . . . . . .        27,229,073            15,732       27,244,805
 1999. . . . . . . . . .        17,861,069            14,421       17,875,490
 2000. . . . . . . . . .         5,831,836               ---        5,831,836
 2001. . . . . . . . . .         3,199,308               ---        3,199,308
                              ------------           -------     ------------

                              $107,715,547           $45,885     $107,761,432
                              ------------           -------     ------------
                              ------------           -------     ------------

(4)  DISCOUNTED LEASE RENTALS

     The Company utilizes its lease rentals and underlying equipment as collateral to borrow from financial institutions at fixed rates on a nonrecourse or recourse basis. In the event of a default by a customer in nonrecourse financing, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. For recourse financing, besides having a first lien on the equipment, the financial institution can seek recourse from the Company. Proceeds from discounting are recorded on the balance sheet as "Discounted lease rentals." As customers make payments to financial institutions, lease revenue (i.e., interest income on direct financing and sales-type leases and rental revenue on operating leases) and interest expense are recorded. Discounted lease rentals are amortized using the interest method.

     Discounted lease rentals as of December 31, 1996 and 1995 consisted of the following:

                                                   1996               1995
                                                   ----               ----

 Nonrecourse borrowings. . . . . . . . .       $185,287,292       $177,158,813
 Recourse borrowings . . . . . . . . . .            316,319          1,298,206
                                               ------------       ------------

   Total . . . . . . . . . . . . . . . .       $185,603,611       $178,457,019
                                               ------------       ------------
                                               ------------       ------------

     Future minimum lease rentals and interest expense on leases that have been discounted as of December 31, 1996 are as follows:

                           RENTALS TO BE RECEIVED BY
                             FINANCIAL INSTITUTIONS


                             DIRECT FINANCING
      YEARS ENDING            AND SALES-TYPE         OPERATING          DISCOUNTED            INTEREST
      DECEMBER 31                 LEASES               LEASES          LEASE RENTALS           EXPENSE
      ------------           ----------------      --------------      --------------      --------------
      1997 . . . . . . .       $   91,134,855      $    1,389,132      $   78,884,764      $   13,639,223
      1998 . . . . . . .           65,011,365              36,336          58,405,646           6,642,055
      1999 . . . . . . .           34,459,280              33,308          31,788,855           2,703,733
      2000 . . . . . . .           14,667,117                 ---          13,883,420             783,697
      2001 . . . . . . .            2,703,993                 ---           2,640,926              63,067
                               --------------      --------------      --------------      --------------

                               $  207,976,610      $    1,458,776        $185,603,611      $   23,831,775
                               --------------      --------------      --------------      --------------
                               --------------      --------------      --------------      --------------


     Interest expense was $15,486,011, $13,469,746 and $9,928,313 in 1996, 1995
and 1994, respectively.

(5)  NOTES PAYABLE TO BANKS

     At December 31, 1996 the Company had lines of credit totaling $23,000,000 available from two banks. The interest rates are charged at one bank's prime rate, or, at the Company's option, at a rate determined by a specified alternative-rate calculation, and at 25 basis points over the other bank's prime rate. These agreements expire in July 1997 and June 1997, respectively. All borrowings under these agreements are secured by specific leases and the underlying equipment. At December 31, 1996 and 1995 no amounts were outstanding under these lines of credit.


(6)  SENIOR NOTES DUE 2003

     At December 31, 1996 the Company had outstanding $28,750,000 aggregate principal amount of 9.5% Senior Notes that mature on July 1, 2003 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes provide that, beginning July 1, 2001, the Company may redeem the Notes in whole or in part upon not less than 30 nor more than 60 days prior written notice at par plus accrued interest to the date fixed for redemption. Interest on the Notes is payable monthly. The Notes are subject to an indenture dated July 1, 1996, between the Company and Norwest Bank Minnesota, National Association as Trustee, (the "Indenture"), which Indenture sets forth certain restrictive covenants applying to the Company which limit, among other things: (1) the amount of funded recourse debt; (2) the declaration of cash dividends and acquisition of capital stock of the Company; (3) the Company's ability to consolidate or merge where the Company is not the surviving corporation unless such other entity assumes the Company's obligations under the Note Indenture; (4) the ranking of future funded recourse debt senior to the Notes; (5) the restriction of subsidiary dividends; and (6) transactions with affiliates. At

December 31, 1996 the Company was in compliance with all covenants.

(7)  INCOME TAXES

     Provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                       1996            1995             1994
                                       ----            ----             ----
      CURRENT:
        Federal. . . . . . . .      $3,484,800      $4,549,100       $2,459,200
        State. . . . . . . . .       1,192,300       1,136,800          383,000
                                    ----------      ----------       ----------
                                     4,677,100       5,685,900        2,842,200
                                    ----------      ----------       ----------
      DEFERRED:
        Federal. . . . . . . .       4,374,900       1,763,400        2,649,400
        State. . . . . . . . .         594,700         254,700          749,000
                                    ----------      ----------       ----------
                                     4,969,600       2,018,100        3,398,400
                                    ----------      ----------       ----------
                                    $9,646,700      $7,704,000       $6,240,600
                                    ----------      ----------       ----------
                                    ----------      ----------       ----------

     Reconciliation of the statutory federal income tax rate to the Company's effective rate is as follows:

                                                     1996      1995      1994
                                                     ----      ----      ----

     Statutory rate. . . . . . . . . . . . . . .     34.0%     34.0%     34.0%
     State taxes, net of federal tax benefit . .      5.0%      5.0%      5.0%
     Other, net. . . . . . . . . . . . . . . . .      0.6%      1.0%      1.0%
                                                     -----     -----     -----
     Effective rate. . . . . . . . . . . . . . .     39.6%     40.0%     40.0%
                                                     -----     -----     -----
                                                     -----     -----     -----

     The components of deferred income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                           1996            1995             1994
                                           ----            ----             ----
Deferred tax expense (exclusive of
  the effects of other components
  listed below). . . . . . . . . . .    $3,248,600      $  553,100      $ 4,637,800
Alternative minimum tax credit
  carryforwards used/(generated) . .     1,721,000       1,465,000       (1,239,400)
                                        ----------      ----------      -----------
                                        $4,969,600      $2,018,100      $ 3,398,400
                                        ----------      ----------      -----------
                                        ----------      ----------      -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1996 and 1995 are as follows:

                                                    1996              1995
                                                    ----              ----
  Investment in leasing operations,
    principally due to differences in
    tax and book accounting methods. . . . .    $ 23,620,400       $20,393,200
   Other . . . . . . . . . . . . . . . . . .          74,453            53,014
                                                ------------       -----------
     Gross deferred tax liability. . . . . .      23,694,853        20,446,214
                                                ------------       -----------
   Alternative minimum tax credit
     carryforwards . . . . . . . . . . . . .      (3,225,000)       (4,946,000)
   Other . . . . . . . . . . . . . . . . . .         (69,800)          (69,800)
                                                ------------       -----------
     Gross deferred tax asset. . . . . . . .      (3,294,800)       (5,015,800)
                                                ------------       -----------
   Net deferred tax liability. . . . . . . .    $ 20,400,053      $ 15,430,414
                                                ------------       -----------
                                                ------------       -----------

     No valuation allowance for deferred tax assets was considered necessary as of December 31, 1996 or 1995. The character of the deferred tax assets is such that they cannot be realized through carryback to prior tax periods, but rather, by offsetting the tax effects of the reversal of existing taxable temporary differences.

     The Company had federal and state alternative minimum tax credit carryforwards, for tax purposes, of $3,225,000 at December 31, 1996. These credits may be used to offset future tax liability if the regular tax exceeds alternative minimum tax and may be carried forward for an indefinite period.


(8)  SHAREHOLDERS' EQUITY

COMMON STOCK

     STOCK INCENTIVE PLAN - On April 21, 1992, the Board of Directors (the "Board") and shareholders of the Company adopted the Company's Stock Incentive Plan (the "Plan"). The Plan, effective May 1, 1992, provides for the granting of options to purchase up to an aggregate of 500,000 shares of Common Stock to certain key employees, officers, directors and consultants of the Company.

     Stock options and common shares reserved for grant under the Plan are as follows:

                                                    OPTION
                                       AVAILABLE    SHARES
                                       FOR GRANT  OUTSTANDING  PRICE PER SHARE
                                       ---------  -----------  ---------------
 Balance, December 31, 1993. . . .       180,000     320,000   $ 5.38 - $ 9.75
    Granted. . . . . . . . . . . .       (37,500)     37,500    10.69 -  12.63
    Exercised. . . . . . . . . . .           ---     (14,166)    5.38 -   5.50
    Forfeited. . . . . . . . . . .        13,334     (13,334)    5.38 -   5.50
                                         -------     -------
 Balance, December 31, 1994. . . .       155,834     330,000     5.38 -  12.63
    Granted. . . . . . . . . . . .       (50,000)     50,000    12.00 -  17.75
                                         -------     -------
 Balance, December 31, 1995. . . .       105,834     380,000     5.38 -  17.75
    Granted. . . . . . . . . . . .       (70,000)     70,000    17.38 -  27.25
    Exercised. . . . . . . . . . .           ---     (10,500)    5.38 -  10.69
                                         -------     -------
 Balance, December 31, 1996. . . .        35,834     439,500     5.38 -  27.25
                                         -------     -------
                                         -------     -------

     Options granted have ten-year terms and vest in equal installments over periods of three or four years beginning one year after date of grant. Options become exercisable under the Plan so long as the optionee remains in the employ of the Company or if an non-employee director, remains to be a member of the Board. To the extent not already exercisable, options under the Plan become immediately exercisable in full upon a certain change in control of the Company. A change in control of the Company includes: (i) the sale or other transfer of all or substantially all of the assets of the Company, (ii) the approval by the Company's shareholders of any plan of liquidation or dissolution of the Company, (iii) a change in the composition of the Company's current Board such that they cease to be a majority unless the change in Board composition is approved by a majority of the current Board; or (iv) any other change in control of the Company of a nature that would be required to be reported pursuant to the Securities Exchange Act of 1934. At December 31, 1996 options for 319,083 shares were exercisable.

     PUBLIC STOCK OFFERING - On June 28, 1996 the Company completed a public offering of 1,725,000 shares of its Common Stock at $19.50 per share and $28,750,000 of 9.50% Senior Notes due 2003. Of the 1,725,000 shares offered, 750,000 shares were sold by the Company and 975,000 shares were sold by certain shareholders of the Company. The net proceeds to the Company of this offering were $41,464,000.

     REPURCHASE OF COMMON STOCK- On October 26, 1994 the Company's Board of Directors authorized and the Company implemented a Common Stock repurchase program in which it would purchase, from time to time in the market and/or in private transactions, up to an aggregate 250,000 shares of its own Common Stock. The program is intended to enable the Company to purchase shares in advance of possible option exercises by persons who have received options pursuant to the Company's 1992 Stock Incentive Plan. During the years ended December 31, 1996 and 1995 the Company purchased and retired 43,100 and 95,600 shares of its Common Stock, respectively, at prices ranging from $10.38 to $18.06 per share. Subsequent to June 28, 1996, the public stock offering date, the Company suspended its Common Stock repurchase program.

 RETAINED EARNINGS

     Common Stock cash dividends declared were $0.16 per share in 1996 and $0.12 per share in 1995. On November 6, 1996, upon declaration by the Board of Directors, the Company accrued a quarterly cash dividend of $0.04 per share payable January 2, 1997 to shareholders of record on December 16, 1996.

(9)  PROFIT SHARING 401(k) PLAN


     The Company has a 401(k) profit sharing plan (the "Plan"). The Plan is a salary reduction cash or deferred profit sharing plan intended to meet the requirements of Section 401(k) and 401(a) of the Internal Revenue Code. All employees who have completed at least one year of service and have attained the age of 21 are eligible to participate in the Plan. The Plan allows eligible employees to contribute a certain percentage of their base compensation into the Plan each year. The Company may make discretionary contributions to the Plan on behalf of eligible participants in an amount determined by the Board of Directors.

     The Company's contributions to the Plan were $184,126, $119,961 and $88,766 for 1996, 1995 and 1994, respectively.


(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1996 and 1995, is as follows:

                                               QUARTER ENDED
                                ---------------------------------------------
                                MARCH 31    JUNE 30      SEPT 30       DEC 31
                                --------    -------      -------       ------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 1996:
     Revenues. . . . . . . .   $16,049.1    $25,112.1    $15,646.7    $19,687.1
     Net earnings. . . . . .     3,134.6      3,560.4      3,552.1      4,466.6
        PER COMMON SHARE . .       $0.40        $0.45        $0.40        $0.50

 1995:
     Revenues. . . . . . . .   $17,812.3    $22,983.4    $12,195.1    $15,790.1
     Net earnings. . . . . .     3,259.1      2,766.6      2,688.6      2,841.7
        PER COMMON SHARE . .       $0.41        $0.35        $0.34        $0.36

(11) ACQUISITION

     On January 19, 1996 the Company acquired substantially all of the assets of Capital Business Leasing, Inc. ("Capital"), a Nevada corporation with its headquarters in Henderson, Nevada and a sales office in Knoxville, Tennessee. Capital was a small-ticket lease broker that served as a focal point or consolidator for a variety of unrelated brokers and vendors and arranged for the financing of these lease transactions with other leasing companies. The Company is generally operating this wholesale lease business as it was previously conducted. Cash, furniture and equipment and other assets, principally goodwill and other intangible assets, were acquired pursuant to an asset purchase agreement for $7,100,000 and were accounted for under the purchase method of business combination. Under terms of the purchase agreement, the Company paid $5,100,000 on January 19, 1996 and was scheduled to make a payment of up to $2,000,000, plus accrued interest thereon at a rate of six percent (6%) per annum (collectively the "Holdback"), on December 31, 1996. On November 14, 1996 the Company filed a lawsuit seeking to void the Holdback after certain new facts became apparent. As of December 31, 1996 the Company had not made any payment towards the Holdback; however, the Company has recorded the full liability associated with the Holdback in accrued liabilities in the accompanying balance sheet.

(12) SUBSEQUENT EVENT

     On February 28, 1997 the Company and TCF Financial Corporation ("TCF") announced the signing of a definitive agreement to merge in a tax-free stock-for-stock exchange (the "Merger"). In connection with the Merger, each outstanding share of the Company's Common Stock will be converted into 0.7766 shares of TCF common stock. TCF has also agreed to assume the Company's Stock Incentive Plan on an as converted basis. The Merger is subject to approval by both companies' shareholders, required regulatory filings and approvals and treatment of the transaction as a pooling of interests for accounting purposes. TCF has the right to terminate the transaction if the average closing price of TCF common stock is more than $51.70 per share. Winthrop has the right to terminate the transaction if the average closing price of TCF common stock is less than $42.30 per share. The period for the average closing stock price of TCF common stock is the 30 trading days ending three business days prior to the later of the last shareholders' meeting to vote on the merger or the date of the last regulatory approval. In connection with the Merger, certain shareholders of Winthrop have entered into Stockholder Agreements with TCF pursuant to which such shareholders have agreed, subject to certain exceptions, to vote all of their shares in favor of the Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WINTHROP RESOURCES CORPORATION


Date:  March 31, 1997                 By:   /s/ John L. Morgan
                                         -----------------------------------
                                      John L. Morgan
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ John L. Morgan                  President and Chief Executive Officer
------------------------------        (Principal Executive Officer) and Director
John L. Morgan

  /s/ Kirk A. MacKenzie               Executive Vice President, Treasurer, and
------------------------------        Chief Financial Officer (Principal
Kirk A. MacKenzie                     Financial and Accounting Officer) and
                                      Director

  /s/ Jack A. Norqual                 Senior Vice President and Director
------------------------------
Jack A. Norqual


  /s/ Mark L. Wilson                  Secretary and Director
------------------------------
Mark L. Wilson


  /s/ Gerald W. Simonson              Director
------------------------------
Gerald W. Simonson


  /s/ Paul C. Reyelts                 Director
------------------------------
Paul C. Reyelts



  /s/ Morris Goodwin, Jr.             Director
------------------------------
Morris Goodwin, Jr.

                         WINTHROP RESOURCES CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION OF EXHIBIT                       PAGE
-----------  --------------------------------------  ---------------------------
 2.1         Agreement and Plan of Reorganization    Filed as Exhibit 2.1 to
             dated February 28, 1997                 the Company's Current
                                                     Report on Form 8-K filed on
                                                     March 7, 1997 and
                                                     incorporated herein by
                                                     reference

 3.1         The Company's Restated Articles of      Filed as Exhibit 3.1 to
             Incorporation                           the Company's Registration
                                                     Statement on Form S-1 filed
                                                     April 24, 1992, File No.
                                                     33-47435 (the "1992
                                                     Registration Statement")
                                                     and incorporated herein by
                                                     reference

 3.2         The Company's Restated Bylaws, as       Filed as Exhibit 3.2 to the
             amended on April 21, 1992               Company's Registration
                                                     Statement on Form S-1 filed
                                                     March 19, 1993, File No.
                                                     33-59808 (the "1993
                                                     Registration Statement")
                                                     and incorporated herein by
                                                     reference

 3.3         The Company's Restated Bylaws, as       Filed as Exhibit 4.3 to the
             amended on May 4, 1994                  Company's Registration
                                                     Statement on Form S-8
                                                     filed June 8, 1994, File
                                                     No. 33-80056 and
                                                     incorporated herein by
                                                     reference

 4.1         Specimen form of the Company's          Filed as Exhibit 4.1 to the
             Common Stock Certificate                Company's 1992 Registration
                                                     Statement and incorporated
                                                     herein by reference

 4.2         Indenture dated July 1, 1996 relating   Filed as Exhibit 4.5 to the
             to 9.5% Senior Notes due 2003 between   Company's Registration
             the Company and Norwest Bank            Statement on Form S-2 filed
             Minnesota, National Association,        May 24, 1996 and
             as Trustee, including form              incorporated herein by
                                                     reference

 10.1        Winthrop Resources Corporation 1992     Filed as Exhibit 10.1 to
             Stock Incentive Plan                    the Company's 1992
                                                     Registration Statement and
                                                     incorporated herein by
                                                     reference

EXHIBIT NO.        DESCRIPTION OF EXHIBIT                       PAGE
-----------  --------------------------------------  ---------------------------

 10.2        Office Lease Agreement dated January    Filed as Exhibit 10.2 to
             15, 1987 between the Company and        the Company's 1992
             Alscor Investors Joint Venture, as      Registration Statement
             amended in Amendment No. 1 dated        and incorporated herein
             August 11, 1988; Amendment No. 2 dated  by reference
             February 28, 1990; Amendment No. 3
             dated June 1, 1991; and Amendment
             No. 4 dated October 16, 1991

 10.3        Amendment No. 5 dated January 26, 1993  Filed as Exhibit 10.3 to
             to the Office Lease Agreement dated     the Company's 1993
             January 15, 1987 between the Company    Registration Statement and
             and Alscor Investors Joint Venture,     incorporated herein by
             as amended                              reference

 10.4        Form of lease agreement                 Filed as Exhibit 10.9 to
                                                     Amendment No. 1 to the
                                                     Company's 1992 Registration
                                                     Statement filed June 4,
                                                     1992 and incorporated
                                                     herein by reference

 10.5        Amendment No. 6 dated May 25, 1994      Filed as Exhibit 10.1 to
             to the Office Lease Agreement dated     the Company's Quarterly
             January 15, 1987 between the Company    Report on Form 10-Q for the
             and Alscor Investors Joint Venture,     period ended June 30, 1994
             as amended                              filed August 15, 1994 and
                                                     incorporated herein by
                                                     reference

 10.6        Discretionary Credit Facility Letter    Filed as Exhibit 10.1 to
             of Agreement dated August 2, 1994       the Company's Quarterly
             between the Company and First Bank      Report on Form 10-Q for the
             National Association                    period ended September 30,
                                                     1994 filed November 14,
                                                     1994 and incorporated
                                                     herein by reference

 10.7        Employment and Non-Competition          Filed herewith.
             Agreement dated as of November 6,
             1996 between the Company and Kirk A.
             MacKenzie.

 10.8        Employment and Non-Competition          Filed herewith.
             Agreement dated as of November 6,
             1996 between the Company and John L.
             Morgan

EXHIBIT NO.        DESCRIPTION OF EXHIBIT                       PAGE
-----------  --------------------------------------  ---------------------------

 10.9        Employment and Non-Competition          Filed herewith.
             Agreement dated as of November 6,
             1996 between the Company and Robert
             P. Murphy

 10.10       Employment and Non-Competition          Filed herewith.
             Agreement dated as of November 6,
             1996 between the Company and Jack A.
             Norqual

 10.11       Addendum to Non-Statutory Stock Option  Filed as Exhibit 10.23 to
             Agreements dated June 17, 1992,         the Company's Annual Report
             October 27, 1993 and October 26, 1994   on Form 10-K for the period
             between Robert P. Murphy and Winthrop   ended December 31, 1994
             Resources Corporation                   filed March 31, 1995 and
                                                     incorporated herein by
                                                     reference

 10.12       Discretionary Revolving Credit Note     Filed as Exhibit 10.1 to
             dated June 28, 1996 between the         the Company's Quarterly
             Company and First Bank National         Report on Form 10-Q for the
             Association                             period ended June 30, 1996
                                                     filed August 14, 1996 and
                                                     incorporated herein by
                                                     reference

 10.13       Letter of Agreement dated June 28,      Filed as Exhibit 10.2 to
             1996 between the Company and            the Company's Quarterly
             Norwest Equipment Finance, Inc.         Report on Form 10-Q for the
                                                     period ended June 30, 1996
                                                     filed August 14, 1996 and
                                                     incorporated herein by
                                                     reference

 10.14       Asset Purchase Agreement, dated as      Filed as Exhibit 2.1 to the
             of January 19, 1996, by and between     Company's Form 8-K dated
             Winthrop Resources Corporation and      January 19, 1996 filed
             Capital Business Leasing, Inc.          February 5, 1996 and
                                                     incorporated herein by
                                                     reference

 10.15       Stockholder Agreement between TCF       Filed as Exhibit 10.1 to
             Financial Corporation and John L.       the Company's Current
             Morgan dated February 28, 1997.         Report on Form 8-K filed on
                                                     March 7, 1997 and
                                                     incorporated herein by
                                                     reference

 10.16       Stockholder Agreement between TCF       Filed as Exhibit 10.2 to
             Financial Corporation and Kirk A.       the Company's Current
             MacKenzie dated February 28, 1997.      Report on Form 8-K filed on
                                                     March 7, 1997 and
                                                     incorporated herein by
                                                     reference

EXHIBIT NO.        DESCRIPTION OF EXHIBIT                       PAGE
-----------  --------------------------------------  ---------------------------

 10.17       Stockholder Agreement between TCF       Filed as Exhibit 10.3 to
             Financial Corporation and Jack A.       the Company's Current
             Norqual dated February 28, 1997.        Report on Form 8-K filed on
                                                     March 7, 1997 and
                                                     incorporated herein by
                                                     reference

 11          Statement re Computation of             Filed herewith.
             Earnings Per Share

 23.1        Consent of KPMG Peat Marwick LLP        Filed herewith.
             Independent Auditors

 27          Financial Data Schedule                 Filed herewith.