Form 10-Q
period 1997-03-31
WINTHROP RESOURCES CORP
filed 1997-05-15
CIK 886948

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to _________

Commission file number  0-20123


                ------------------------------------------------------


                            WINTHROP RESOURCES CORPORATION
                (Exact name of Registrant as specified in its charter)

          MINNESOTA                                            41-1415469
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1015 OPUS CENTER, 9900 BREN ROAD EAST
MINNETONKA, MINNESOTA                                            55343
(Address of principal executive offices)                       (Zip code)

          Registrant's telephone number, including area code: (612) 936-0226

                ------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share


                ------------------------------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X       No
                                                  -----       -----

    As of April 21, 1997 8,600,300 shares of Common Stock of the Registrant, $0.01 par value, were outstanding.

                            WINTHROP RESOURCES CORPORATION
                                        INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS (Unaudited)

            Balance Sheets as of March 31, 1997
            and December 31, 1996. . . . . . . . . . . . . . . . . . .   3

            Statements of Earnings for the three
            months ended March 31, 1997 and 1996 . . . . . . . . . . .   4

            Statement of Common Shareholders' Equity for the
            three months ended March 31, 1997. . . . . . . . . . . . .   5

            Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996 . . . . . . . . . . .   6

            Condensed Notes to Financial Statements. . . . . . . . . .   7

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . .   10

PART II.  OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .   13

  Item 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .   13

  Item 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .   13

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .   13

  Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .   13

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .   13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                           PART I.  FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                            WINTHROP RESOURCES CORPORATION

                                    BALANCE SHEETS
                                     (UNAUDITED)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1997           1996
                                                                   ------------    ------------
                                      ASSETS


Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $  9,528,700    $ 11,867,939
Receivables:
  Trade accounts. . . . . . . . . . . . . . . . . . . . . . . . .     3,581,919       2,021,630
  Other receivables . . . . . . . . . . . . . . . . . . . . . . .       505,977         185,886
                                                                   ------------    ------------
    Total receivables . . . . . . . . . . . . . . . . . . . . . .     4,087,896       2,207,516
Investment in leasing operations:
  Direct financing and sales-type leases. . . . . . . . . . . . .   324,780,329     295,841,766
  Operating leases, less accumulated depreciation . . . . . . . .     1,850,137       2,610,643
  Equipment installed on leases not yet commenced . . . . . . . .    20,924,823      28,937,630
                                                                   ------------    ------------
    Total investment in leasing operations. . . . . . . . . . . .   347,555,289     327,390,039
Furniture and equipment, less accumulated depreciation
  and amortization of $819,991 and $748,927 . . . . . . . . . . .     1,080,092       1,042,190
Goodwill and other intangible assets, less accumulated
  amortization of $789,980 and $620,668 . . . . . . . . . . . . .     6,332,050       6,421,362
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,394,973       1,180,516
                                                                   ------------    ------------
                                                                   $369,979,000    $350,109,562
                                                                   ------------    ------------
                                                                   ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable. . . . . . . . . . . . . . . . . . . . . .  $ 14,457,686    $ 16,638,091
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .     7,555,594       7,738,759
Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .     2,349,832       1,247,856
Customer deposits . . . . . . . . . . . . . . . . . . . . . . . .     3,397,567       3,766,466
Rents received in advance . . . . . . . . . . . . . . . . . . . .     3,843,183       4,784,247
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .    21,492,253      20,400,053
Senior notes due 2003 . . . . . . . . . . . . . . . . . . . . . .    28,750,000      28,750,000
Discounted lease rentals. . . . . . . . . . . . . . . . . . . . .   203,286,580     185,603,611
                                                                   ------------    ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . .   285,132,695     268,929,083

Preferred stock, $.01 par value. Authorized 2,000,000 shares;
  no shares issued and outstanding. . . . . . . . . . . . . . . .       ---             ---
Common shareholders' equity:
  Common stock, $.01 par value. Authorized 15,000,000 shares;
    issued and outstanding 8,600,300 and 8,600,300 shares . . . .        86,003          86,003
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .    23,190,695      23,190,695
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .    61,569,607      57,903,781
                                                                   ------------    ------------
    Total common shareholders' equity . . . . . . . . . . . . . .    84,846,305      81,180,479
                                                                   ------------    ------------
                                                                   $369,979,000    $350,109,562
                                                                   ------------    ------------
                                                                   ------------    ------------

             See accompanying notes to consolidated financial statements.

                            WINTHROP RESOURCES CORPORATION

                                STATEMENTS OF EARNINGS
                                     (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
Revenues:
  Leasing . . . . . . . . . . . . . . . . . . .  $ 17,302,684    $ 15,499,783
  Sales . . . . . . . . . . . . . . . . . . . .       648,580         477,525
  Other . . . . . . . . . . . . . . . . . . . .       290,199          71,937
                                                 ------------    ------------
    Total revenues. . . . . . . . . . . . . . .    18,241,463      16,049,245
                                                 ------------    ------------

Costs and expenses:
  Leasing . . . . . . . . . . . . . . . . . . .     4,374,487       4,654,327
  Sales . . . . . . . . . . . . . . . . . . . .       434,668         259,337
  Selling, general and administrative . . . . .     2,418,865       2,115,184
  Interest expense. . . . . . . . . . . . . . .     4,017,790       3,577,661
  Other . . . . . . . . . . . . . . . . . . . .       169,312         129,838
                                                 ------------    ------------
    Total costs and expenses. . . . . . . . . .    11,415,122      10,736,347
                                                 ------------    ------------
Earnings before income tax expense. . . . . . .     6,826,341       5,312,898

Provision for income tax expense. . . . . . . .     2,730,500       2,178,300
                                                 ------------    ------------
Net earnings. . . . . . . . . . . . . . . . . .  $  4,095,841    $  3,134,598
                                                 ------------    ------------
                                                 ------------    ------------

Net earnings per common and
 common equivalent share. . . . . . . . . . . .  $       0.46    $       0.40
                                                 ------------    ------------
                                                 ------------    ------------
Weighted average number of common
 and common equivalent shares outstanding . . .     8,901,187       7,871,525
                                                 ------------    ------------
                                                 ------------    ------------

             See accompanying notes to consolidated financial statements.

                            WINTHROP RESOURCES CORPORATION

                       STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                     (UNAUDITED)

                                          COMMON STOCK         ADDITIONAL
                                     -----------------------    PAID-IN       RETAINED
                                       SHARES       AMOUNT      CAPITAL       EARNINGS         TOTAL
                                     ----------   ----------  ------------  ------------  --------------
BALANCE,
 DECEMBER 31, 1996. . . . . . . . .   8,600,300   $   86,003  $ 23,190,695  $ 57,903,781  $  81,180,479

Dividends declared. . . . . . . . .     ---            ---         ---          (430,015)      (430,015)

Net earnings for the period . . . .     ---            ---         ---         4,095,841      4,095,841
                                     ----------   ----------  ------------  ------------  --------------
BALANCE,
 MARCH 31, 1997 . . . . . . . . . .   8,600,300   $   86,003  $ 23,190,695  $ 61,569,607  $  84,846,305
                                     ----------   ----------  ------------  ------------  -------------
                                     ----------   ----------  ------------  ------------  -------------

             See accompanying notes to consolidated financial statements.

                            WINTHROP RESOURCES CORPORATION

                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------
                                                                             1997             1996
                                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   4,095,841    $   3,134,598
Adjustments to reconcile net earnings to net cash used
 in operating activities:
   Leasing costs and interest expense on discounted lease rentals . .       9,017,126        8,294,455
   Leasing revenues, primarily amortization of interest
    income on sales-type and direct finance leases. . . . . . . . . .       1,956,367       (1,723,425)
   Deferred initial direct costs. . . . . . . . . . . . . . . . . . .        (610,022)         (10,528)
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       1,092,200          871,320
   Amortization of goodwill and other intangible assets . . . . . . .         169,312          129,838
   Depreciation on furniture and equipment. . . . . . . . . . . . . .          71,065           53,154
Changes in operating assets and liabilities:
   Trade accounts and other receivables . . . . . . . . . . . . . . .      (1,880,380)        (593,033)
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (214,457)         (92,903)
   Accounts payable and accrued liabilities . . . . . . . . . . . . .      (2,449,573)         400,057
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .       1,101,976          254,671
   Customer deposits and rents received in advance. . . . . . . . . .      (1,309,963)        (992,825)
                                                                        --------------   --------------
     Net cash provided by operating activities. . . . . . . . . . . .      11,039,492        9,725,379
                                                                        --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment for leasing. . . . . . . . . . . . . . . . .     (51,089,444)     (33,960,483)
   Purchase of furniture and equipment. . . . . . . . . . . . . . . .        (108,967)        (148,850)
   Intangible assets acquired . . . . . . . . . . . . . . . . . . . .         (80,000)         ---
   Acquisition, net of cash acquired. . . . . . . . . . . . . . . . .         ---           (6,842,031)
                                                                        --------------   --------------
     Net cash used in investing activities. . . . . . . . . . . . . .     (51,278,411)     (40,951,364)
                                                                        --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from discounted lease rentals . . . . . . . . . . . . . .      38,718,049       25,064,660
   Early retirement of discounted lease rentals . . . . . . . . . . .        (474,357)        (492,582)
   Borrowings under lines of credit . . . . . . . . . . . . . . . . .      17,830,000          800,000
   Repayment of borrowings under lines of credit. . . . . . . . . . .     (17,830,000)        (800,000)
   Proceeds from exercise of stock options. . . . . . . . . . . . . .         ---               53,750
   Repurchase of common stock . . . . . . . . . . . . . . . . . . . .         ---             (725,928)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .        (344,012)        (236,487)
                                                                        --------------   --------------
     Net cash provided by financing activities. . . . . . . . . . . .      37,899,680       23,663,413
                                                                        --------------   --------------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . .      (2,339,239)      (7,562,572)
Cash and cash equivalents, beginning of period. . . . . . . . . . . .      11,867,939       10,234,159
                                                                        --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . . . .   $   9,528,700    $   2,671,587
                                                                        --------------   --------------
                                                                        --------------   --------------
CASH PAID DURING THE PERIOD FOR:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     776,572    $      22,819
                                                                        --------------   --------------
                                                                        --------------   --------------
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     536,324    $   1,052,308
                                                                        --------------   --------------
                                                                        --------------   --------------

             See accompanying notes to consolidated financial statements.

                            WINTHROP RESOURCES CORPORATION

                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

(1) BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The financial statements presented herein as of March 31, 1997 and 1996 and for the three months then ended reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain 1996 balances have been reclassified to conform to the 1997 method of presentation.

(2) INVESTMENT IN LEASING OPERATIONS

    The components of the net investment in direct financing and sales-type leases as of March 31, 1997 were as follows:

    Direct financing and sales-type leases:
      Minimum lease payments receivable. . . . . . . . . . . . . $ 343,372,721
      Estimated residual values. . . . . . . . . . . . . . . . .    27,890,946
      Initial direct costs . . . . . . . . . . . . . . . . . . .     6,872,551
      Less unearned revenue on lease payments receivable . . . .   (47,149,008)
      Less unearned revenue on residuals . . . . . . . . . . . .    (4,809,323)
      Less reserve for credit losses . . . . . . . . . . . . . .    (1,397,558)
                                                                 --------------
        Net investment in direct financing and sales-type leases   324,780,329
                                                                 --------------
    Operating leases:
      Operating lease assets . . . . . . . . . . . . . . . . . .     5,900,528
      Less accumulated depreciation and amortization . . . . . .    (4,050,391)
                                                                 --------------
        Net investment in operating leases . . . . . . . . . . .     1,850,137
                                                                 --------------
    Equipment installed on leases not yet commenced  . . . . . .    20,924,823
                                                                 --------------
    Total investment in leasing operations . . . . . . . . . . . $ 347,555,289
                                                                 --------------
                                                                 --------------

                            WINTHROP RESOURCES CORPORATION

                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

(3) DISCOUNTED LEASE RENTALS

    Discounted lease rentals as of March 31, 1997 consisted of the following:

    Nonrecourse borrowings . . . . . . . . . . . . . . . . . . . $ 203,018,686
    Recourse borrowings  . . . . . . . . . . . . . . . . . . . .       267,894
                                                                 -------------
    Total discounted lease rentals . . . . . . . . . . . . . . . $ 203,286,580
                                                                 -------------
                                                                 -------------

(4) NOTES PAYABLE TO BANKS

    At March 31, 1997 the Company had lines of credit totaling $23,000,000 available from two banks. The interest rates are charged at one bank's prime rate, or, at the Company's option, at a rate determined by a specified alternative-rate calculation, and at 25 basis points over the other bank's prime rate. These agreements expire in July 1997 and June 1997, respectively. All borrowings under these agreements are secured by specific leases and the underlying equipment. At March 31, 1997 no amounts were outstanding under these lines of credit.

(5) INCOME TAXES

    The Company accounts for income taxes under FASB No. 109. Income tax expense for the three months ended March 31, 1997 consisted of current and deferred tax expense of $1,638,300 and $1,092,200, respectively.

(6) EARNINGS PER SHARE

    Earnings per share are computed on the weighted average number of common shares outstanding of 8,901,187 and 7,871,525 for the three months ended March 31, 1997 and 1996, respectively. For the 1996 period common equivalent shares were excluded from the weighted average number of common shares as the dilutive effect was less than 3%.

(7) PROPOSED MERGER

    On February 28, 1997 the Company and TCF Financial Corporation ("TCF") announced the signing of a definitive agreement to merge a wholly-owned subsidiary of TCF with and into the Company in a tax-free stock-for-stock exchange, with the Company surviving and becoming

                            WINTHROP RESOURCES CORPORATION

                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

a wholly-owned subsidiary of TCF National Bank Minnesota (the "Merger"). In connection with the Merger, each outstanding share of the Company's Common Stock will be converted into 0.7766 shares of TCF common stock. TCF has also agreed to assume the Company's Stock Incentive Plan on an as converted basis. The merger is subject to approval by both companies' shareholders, required regulatory filings and approvals and treatment of the transaction as a pooling of interests for accounting purposes. TCF has the right to terminate the transaction if the average closing price of TCF common stock is more than $51.70 per share. Winthrop has the right to terminate the transaction if the average closing price of TCF common stock is less than $42.30 per share. The period for the average closing stock price of TCF common stock is the 30 trading days ending three business days prior to the later of the last shareholders' meeting to vote on the merger or the date of the last regulatory approval. In connection with the Merger, certain shareholders of Winthrop have entered into Stockholder Agreements with TCF pursuant to which such shareholders have agreed, subject to certain exceptions, to vote all of their shares in favor of the Merger. On April 25, 1997 both companies filed with the Securities and Exchange Commission a Registration Statement on Form S-4 in connection with the registration of TCF common stock to be issued in the Merger and the solicitation of proxies by each of the Company and TCF for a special meeting of stockholders to be held by each company.

(8) SUBSEQUENT EVENT

    On January 19, 1996 the Company acquired substantially all of the assets of Capital Business Leasing, Inc. ("Capital"). Under the terms of the asset purchase agreement the Company was scheduled to make a final payment on December 31, 1996 of up to $2,000,000 plus accrued interest thereon at a rate of six percent (6%) per annum. The Company filed a lawsuit on November 14, 1996 seeking to void this payment after certain new facts became apparent.
On April 10, 1997 the Company and Capital reached a settlement whereby the Company's obligation was reduced to $1,450,000 and the Company made this final payment.

                          WINTHROP RESOURCES CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Net earnings for the three months ended March 31, 1997 were $4,096,000, or $0.46 per share, as compared to $3,135,000, or $0.40 per share, for the corresponding period in 1996. At March 31, 1997 the Company's net investment in leasing operations was $347,555,000, an increase of 6.2% over $327,390,000 at December 31, 1996.

    Total revenues of $18,241,000 for the three months ended March 31, 1997 were up 13.7% over $16,049,000 for the same three-month period in 1996. Leasing revenues accounted for 94.9% and 96.6% of total revenues for the three-month periods ended March 31, 1997 and 1996, respectively. The quarter-to-quarter fluctuations in total revenues, leasing revenues and the allocation between types of leasing revenues result primarily from the manner and timing in which leasing revenues are recognized over the term of each particular lease. The allocation of revenues is a function of the lease classification as determined in accordance with generally accepted accounting principles.

    Total leasing costs as a percentage of leasing revenue were 25.3% and 30.0% for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease in leasing costs as a percentage of leasing revenues primarily reflects the influence of the relative size and lease classification of transactions for the respective periods.

    Revenues from outright sales of equipment as a percentage of the total revenues were 3.6% and 3.0% for the three-month periods ended March 31, 1997 and 1996, respectively. Cost of the equipment sold as a percent of outright sales revenue was 67.0% and 54.3% for the respective 1997 and 1996 periods. The period-to-period variations in outright sales revenues and equipment cost as a percent of these revenues were the result of fluctuations in the value and timing of the return to the Company of equipment placed on lease in earlier periods.

    Selling, general and administrative expenses increased $304,000 (14.4%) in the three months ended March 31, 1997 over the corresponding 1996 period, primarily as a result of increased commissions and other employment expense, partially offset by an increase in the capitalization of initial direct costs associated with direct finance leases recorded during the 1997 period. Commission expense varies from period to period depending upon relative profits generated by individual sales representatives. The increase in other compensation expense reflects a larger workforce in 1997 compared with the corresponding 1996 period. At March 31, 1997 the Company had a total of 94 full-time employees compared to 83 full-time employees at March 31, 1996.
The increased capitalization of initial direct costs was primarily due to the greater volume of direct financing leases recorded during the first quarter of 1997 as compared to the same period in 1996.

    Interest expense increased $440,000 (12.3%) in the first quarter of 1997 over the first quarter of 1996. The increase in 1997 is primarily the result of interest expense on the Company's 9.5% Senior Notes issued in June 1996 and higher average borrowings as compared to 1996, reduced by the increased capitalization of interest expense associated with the interim financing of equipment purchased for leases.

    Income tax expense as a percentage of earnings before income tax was approximately 40% and 41% for the three month periods ended March 31, 1997 and 1996, respectively. The actual income tax paid varies depending on many factors, including the alternative minimum tax rate, various state tax laws, timing differences due to accelerated tax depreciation rules and a variety of other tax considerations.

    As a result of the foregoing factors, net earnings increased by $961,000 (30.7%) for the three months ended March 31, 1997 as compared with the corresponding 1996 period.

FINANCIAL CONDITION AND LIQUIDITY

    The funds necessary to support the Company's leasing activities have been provided primarily from operations, discounted lease financing and, to a lesser extent and only on an interim basis, bank borrowings under lines of credit. The extent to which the Company employs these lines is dependent upon available funds and the volume of its lease and sales transactions. At March 31, 1997 no amounts were outstanding under these credit lines.

    Generally, upon commencement of a lease, the Company assigns the lease payment stream to a financial institution and the proceeds are used to reduce the lines of credit. The Company generally funds its equity investments in leased equipment with internally generated funds.

    At March 31, 1997, the Company had discounted lease rentals outstanding of $203,287,000, of which 99.9% were nonrecourse loans. At December 31, 1996, the Company had discounted lease rentals outstanding of $185,604,000 of which 99.8% were nonrecourse. The increase in discounted lease rentals for the three months ended March 31, 1997 is due primarily to the proceeds from the discounting of new leases during the quarter exceeding the amortization of previously discounted lease rentals. The Company depends on discounted lease financing to provide funds for its operations at rates that reflect prevailing market interest rates and the credit standing of its customers. Based on the Company's experience in the leasing industry, its strong financial history and its long-standing relationships with certain financial institutions, the Company believes that discounted lease financing will continue to be available at competitive rates of interest.

    On April 10, 1997 the Company drew upon its existing cash reserves to make a final payment of $1,450,000 pursuant to an asset purchase agreement for the Company's purchase of substantially all the assets of Capital Business Leasing, Inc., which transaction closed in January 1996.

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

                                PART II.  OTHER INFORMATION

                               WINTHROP RESOURCES CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was not the defendant in any material litigation as of April 30, 1997. See Note 8 of the Company's financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of certain Company initiated legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

    (a)  Not applicable.
    (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    On February 28, 1997 the Company and TCF Financial Corporation ("TCF") announced the signing of a definitive agreement to merge a wholly-owned subsidiary of TCF with and into the Company in a tax-free stock-for-stock exchange (See Note 7 of the Notes to the Company's financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the proposed merger).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         11       Statement Regarding Computation of Per Share Earnings

         27       Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

    On March 7, 1997 the Registrant filed a current report on Form 8-K, dated February 28, 1997, reporting Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WINTHROP RESOURCES CORPORATION


Date:  April 30, 1997               By: /S/ John L. Morgan
                                       ---------------------------------------
                                        John L. Morgan
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer) and Director




                                        /S/ Kirk A. Mackenzie
                                       ---------------------------------------
                                        Kirk A. MacKenzie
                                        Executive Vice President, Treasurer,
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer) and
                                        Director

                                    EXHIBIT INDEX


    EXHIBIT           DESCRIPTION                                 PAGE
    -------           -----------                                 ----

      11              Statement Regarding Computation of
                      Per Share Earnings                           16

      27              Financial Data Schedule                      17